Form 10-Q
period 1995-09-30
PS PARTNERS VI LTD
filed 1995-11-13
CIK 773281

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended September 30, 1995
                          ------------------

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

     For the transition period from ____________________  to  _________________


     Commission File Number 0-14477
                            -------


            PS PARTNERS VI, LTD., a California Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          California                                     95-3950440
          ----------                                     ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)


         600 North Brand Blvd.
         Glendale, California                            91203-1241
         ---------------------                           ----------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
                                                     --------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X        No
                                -----          -----

                                     INDEX

PART I.   FINANCIAL INFORMATION

     Condensed consolidated balance sheets at September 30,
       1995 and December 31, 1994                                           2

     Condensed consolidated statements of income for the three and nine
       months ended September 30, 1995 and 1994                             3

     Condensed consolidated statements of cash flows for the nine
       months ended September 30, 1995 and 1994                             4

     Notes to condensed consolidated financial statements                   5

     Management's discussion and analysis of financial condition
       and results of operations                                            6-8

PART II.  OTHER INFORMATION

     (Items 1 through 4 are not applicable)

     Item 5 - Other Information                                             9

     Item 6 - Exhibits and Reports on Form 8-K                              9


                             PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                           September 30,        December 31,
                                                1995                1994
                                           -------------        ------------
                                            (Unaudited)
             ASSETS

Cash and cash equivalents                   $  2,029,000        $  1,407,000

Rent and other receivables                        67,000              61,000

Real estate facilities, at cost:
     Land                                     24,282,000          24,282,000
     Buildings and equipment                  66,493,000          65,774,000
                                            ------------        ------------
                                              90,775,000          90,056,000

     Less accumulated depreciation           (24,825,000)        (22,468,000)
                                            ------------        ------------
                                              65,950,000          67,588,000

Other assets                                     137,000             138,000
                                            ------------        ------------

                                            $ 68,183,000        $ 69,194,000
                                            ============        ============


LIABILITIES AND PARTNERS' EQUITY


Accounts payable                            $    876,000        $    753,000

Advance payments from renters                    386,000             400,000

Minority interest in general
 partnerships                                 23,591,000          23,426,000

Partners' equity:
     Limited partners' equity, $500 per
      unit, 150,000 units authorized,
      issued and outstanding                  42,799,000          44,071,000

     General partners' equity                    531,000             544,000
                                            ------------        ------------

     Total partners' equity                   43,330,000          44,615,000
                                            ------------        ------------

                                            $ 68,183,000        $ 69,194,000
                                            ============        ============


                            See accompanying notes.

                             PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                              Three Months Ended          Nine Months Ended
                                                 September 30,               September 30,
                                            ------------------------    ------------------------
                                               1995          1994          1995          1994
                                            ----------    ----------    ----------    ----------
REVENUE:

Rental income                               $3,215,000    $3,131,000    $9,429,000    $9,098,000
Interest income                                 26,000        15,000        69,000        29,000
                                            ----------    ----------    ----------    ----------
                                             3,241,000     3,146,000     9,498,000     9,127,000
                                            ----------    ----------    ----------    ----------

COSTS AND EXPENSES:

Cost of operations                             979,000       978,000     2,986,000     2,934,000
Management fees                                188,000       183,000       552,000       532,000
Depreciation and amortization                  821,000       746,000     2,357,000     2,262,000
Administrative                                  49,000        33,000       154,000       118,000
                                            ----------    ----------    ----------    ----------
                                             2,037,000     1,940,000     6,049,000     5,846,000
                                            ----------    ----------    ----------    ----------

Income before minority interest              1,204,000     1,206,000     3,449,000     3,281,000

Minority interest in income                    606,000       579,000     1,728,000     1,651,000
                                            ----------    ----------    ----------    ----------

NET INCOME                                  $  598,000    $  627,000    $1,721,000    $1,630,000
                                            ==========    ==========    ==========    ==========

Limited partners' share of net income
     ($9.37 per unit in 1995 and $8.77
     per unit in 1994)                                                  $1,406,000    $1,315,000
General partners' share of net income                                      315,000       315,000
                                                                        ----------    ----------
                                                                        $1,721,000    $1,630,000
                                                                        ==========    ==========


                            See accompanying notes.

                             PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                Nine Months Ended
                                                  September 30,
                                           --------------------------
                                               1995           1994
                                           ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                            $ 1,721,000    $ 1,630,000

     Adjustments to reconcile net
      income to net cash provided by
      operating activities

          Depreciation and amortization      2,357,000      2,262,000
          Increase in rent and other
           receivables                          (6,000)        (2,000)
          Decrease in other assets               1,000          9,000
          Increase (decrease) in
           accounts payable                    123,000        (18,000)
          Decrease in advance payments
           from renters                        (14,000)       (63,000)
          Minority interest in income        1,728,000      1,651,000
                                           -----------    -----------
               Total adjustments             4,189,000      3,839,000
                                           -----------    -----------
               Net cash provided by
                operating activities         5,910,000      5,469,000
                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to real estate facilities      (719,000)      (553,000)
                                           -----------    -----------
               Net cash used in
                investing activities          (719,000)      (553,000)
                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to holder of
      minority interest                     (1,563,000)    (1,518,000)
     Distributions to partners              (3,006,000)    (3,007,000)
                                           -----------    -----------
               Net cash used in
                financing activities        (4,569,000)    (4,525,000)
                                           -----------    -----------
Net increase in cash and cash
 equivalents                                   622,000        391,000
Cash and cash equivalents at the
 beginning of the period                     1,407,000      1,203,000
                                           -----------    -----------
Cash and cash equivalents at the end of
 the period                                $ 2,029,000    $ 1,594,000
                                           ===========    ===========

                            See accompanying notes.

                             PS PARTNERS VI, LTD.,
                       a California Limited Partnership
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (UNAUDITED)


1. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1994.

2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 1995, the results of operations for the three and nine months ended September 30, 1995 and 1994 and cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

                             PS PARTNERS VI, LTD.,
                       a California Limited Partnership
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:
----------------------

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994:

   The Partnership's net income was $1,721,000 and $1,630,000 for the nine months ended September 30, 1995 and 1994, respectively, representing an increase of $91,000. The increase was primarily due to increased operating results at the Partnership's facilities combined with an increase in interest income, partially offset by increases in depreciation expense, minority interest in income for those properties held in joint venture with Storage Equities, Inc. ("SEI") and administrative expenses. Net income was $598,000 and $627,000 for the three months ended September 30, 1995 and 1994, respectively, representing a decrease of $29,000. This decrease was primarily due to increases in depreciation expense, minority interest in income for those properties held in joint venture with SEI and administrative expenses, partially offset by increased operating results at the Partnership's facilities combined with an increase in interest income.

   Net property income for the nine months ended September 30, 1995 was $5,891,000 compared to $5,632,000 for the same period in 1994, representing an increase of $259,000, or 5%. Net property income for the three months ended September 30, 1995 was $2,048,000 compared to $1,970,000 for the same period in 1994, representing an increase of $78,000, or 4%.

   Rental income for the nine months ended September 30, 1995 and 1994 was $9,429,000 and $9,098,000, respectively, representing an increase of $331,000, or 4%. Rental income for the three months ended September 30, 1995 and 1994 was $3,215,000 and $3,131,000, respectively, representing an increase of $84,000, or 3%.

   The increases in rental income for both the three and nine month periods were the result of increased average realized rental rates at the mini-warehouse and business park facilities, partially offset by a decrease in occupancy levels at the Partnership's business park facilities. The weighted average occupancy levels at the mini-warehouse and business park facilities were 88% and 96%, respectively, for the nine months ended September 30, 1995 compared to 88% and 97% respectively, for the nine months ended September 30, 1994. The monthly average realized rent per square foot for the mini-warehouse

                             PS PARTNERS VI, LTD.,
                       a California Limited Partnership
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


and business park facilities was $.60 and $.54, respectively, for the nine months ended September 30, 1995 and $.58 and $.50, respectively, for the nine months ended September 30, 1994.

   Cost of operations (including management fees) was $3,538,000 and $3,466,000 for the nine months ended September 30, 1995 and 1994, respectively, representing an increase of $72,000. Cost of operations (including management fees) was $1,167,000 and $1,161,000 for the three months ended September 30, 1995 and 1994, respectively, representing an increased of $6,000. These increases were primarily attributable to increases in payroll, repairs and maintenance, and insurance expenses, partially offset by decreases in advertising and property tax expenses. The decrease in property tax expense was the result of approximately $47,000 of prior period property tax refunds received in the third quarter.

   Net property income at the Partnership's mini-warehouse facilities for the nine months ended September 30, 1995 increased $198,000 and $64,000 for the three months ended September 30, 1995 as compared to the same periods in 1994. For the nine months, rental income at the mini-warehouse facilities increased $258,000, or 3%, from $7,752,000 in 1994 to $8,010,000 in 1995. For the three months, rental income at the mini-warehouse facilities increased $66,000, or 2%, from $2,672,000 in 1994 to $2,738,000 in 1995.

   Cost of operations (including management fees) at the mini-warehouse facilities was $2,905,000 and $2,845,000 for the nine months ended September 30, 1995 and 1994, respectively, representing an increase of $60,000. Cost of operations (including management fees) at the mini-warehouse facilities was $954,000 and $952,000 for the three months ended September 30, 1995 and 1994, respectively, representing an increase of $2,000.

   Net property income at the Partnership's business park facilities for the nine months ended September 30, 1995 increased $61,000 and $14,000 for the three months ended September 30, 1995 as compared to the same periods in 1994. Rental income at the business park facilities increased from $1,346,000 in 1994 to $1,419,000 for the nine months ended September 30, 1995, representing an increase of $73,000 or 5%. Rental income at the business park facilities increased from $459,000 to $477,000 for the three months ended September 30, 1994 and 1995, respectively, representing an increase of $18,000 or 4%.

                             PS PARTNERS VI, LTD.,
                       a California Limited Partnership
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   Cost of operations (including management fees) at the business parks was $633,000 and $621,000 for the nine months ended September 30, 1995 and 1994, respectively, representing an increase of $12,000. Cost of operations (including management fees) at the business parks was $213,000 and $209,000 for the three months ended September 30, 1995 and 1994, respectively, representing an increase of $4,000.

   Administrative expenses increased $36,000 from $118,000 in 1994 to $154,000 in 1995. This increase is principally a result of non-recurring expenses totaling $43,000 incurred during 1995 in connection with having the Partnership's facilities undergo environmental studies.

   Minority interest in income increased $77,000 to $1,728,000 from $1,651,000 for the nine months ended September 30, 1995 and 1994, respectively. This increase was primarily attributable to increased operations at the Partnership's real estate facilities for those properties owned jointly with SEI.


Liquidity and Capital Resources
-------------------------------

   The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($5,910,000 for the nine months ended September 30, 1995) has been sufficient to meet all current obligations of the Partnership.

   During 1995, the Partnership anticipates approximately $983,000 of capital improvements (of which $228,000 represents SEI's joint venture share). Total capital improvements were $719,000 for the nine months ended September 30, 1995 of which $563,000 represents the Partnership's share.

   The Partnership paid distributions to the limited and general partners totaling $2,678,000 ($17.85 per unit) and $328,000, respectively, during the first nine months of 1995. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

                          PART II.  OTHER INFORMATION

ITEMS 1 through 4 are not applicable.


ITEM 5 Other Information
       -----------------

   In July 1995, SEI completed a cash tender offer for 19,088 of the 150,000 outstanding limited partnership Units in PS Partners VI, Ltd. at $281 per Unit. In August 1995, SEI completed another tender offer for 4,712 Units in the Partnership at the same price. At September 30, 1995, SEI owned 76,374 Units in the Partnership (50.92% of the outstanding Units).


ITEM 6 Exhibits and Reports on Form 8-K
       --------------------------------

   (a) The following Exhibits are included herein:

       (27) Financial Data Schedule

   (b) Form 8-K

       None



                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DATED:    November 10, 1995

                                        PS PARTNERS VI, LTD.,
                                        a California Limited Partnership

                              BY:       Storage Equities, Inc.
                                        General Partner



                              BY:             /s/ Ronald L. Havner, Jr.
                                        ---------------------------------------
                                        Ronald L. Havner, Jr.
                                        Vice President - Storage Equities, Inc.
                                          (principal financial and accounting
                                          officer)