Form 10-K405
period 1995-12-31
PS PARTNERS VI LTD
filed 1996-03-25
CIK 773281

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 1995
                          -----------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from ____________________ to ________________________

Commission File Number 0-14477
                       -------

             PS PARTNERS VI, LTD., a California Limited Partnership
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           California                                        95-3950440
--------------------------------                        ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification Number)

600 N. Brand Boulevard Glendale, California                  91203-1241
-------------------------------------------                  ----------
 (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                     -------------------------------------
                                (Title of class)

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

--------------------------------------------------------------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I

ITEM 1.  BUSINESS.
         --------
General
-------
     PS Partners VI, Ltd. (the "Partnership") is a publicly held limited partnership formed under the California Revised Limited Partnership Act. Commencing in October 1985, 150,000 units of limited partnership interest (the "Units") were offered to the public in an interstate offering. The offering was completed in June 1986.

     The Partnership was formed to invest in and operate existing self-service facilities offering storage space for personal and business use (the "mini-warehouses") and to invest up to 40% of the net proceeds of the offering in and operate existing office and industrial properties. The Partnership's investments were made through general partnerships with Storage Equities, Inc., now known as Public Storage, Inc. ("PSI"), a real estate investment trust organized as a corporation under the laws of California. For tax administrative efficiency, the original general partnerships with PSI were consolidated into a single general partnership effective December 31, 1990.

     In 1995, there was a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc. and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc. In the PSMI Merger, Storage Equities, Inc.'s name was changed to Public Storage, Inc. and it acquired substantially all of PSMI's United States real estate operations and became the operator of the Partnership's mini-warehouse properties.

     The Partnership's general partners (the "General Partners") are PSI and B. Wayne Hughes ("Hughes"). PSI became a co-general partner in September 1993, when PSI acquired the interest of PSI Associates, Inc. ("PSA"), an affiliate of PSMI, relating to PSA's general partner capital contribution in the Partnership. Hughes has been a general partner of the Partnership since its inception.
Hughes is the chairman of the board and chief executive officer of PSI, and Hughes and members of his family (the "Hughes Family") is the major shareholder of PSI. The Partnership is managed, and its investment decisions are made by Hughes and the executive officers and directors of PSI. The limited partners of the Partnership have no right to participate in the management or conduct of its business affairs.

     The Partnership's mini-warehouse properties are managed by PSI and the Partnership's commercial properties are managed by Public Storage Commercial Properties Group, Inc. ("PSCP"), pursuant to Management Agreements. PSI has a 95% economic interest and the Hughes Family has a 5% economic interest in PSCP. PSI believes that it is the largest operator of mini-warehouse facilities in the United States.

     PSI's current relationship with the Partnership includes (i) the joint ownership of 32 of the Partnership's 34 properties, (ii) PSI is a co-general partner along with Hughes, who is chairman of the board and chief executive officer of PSI, (iii) as of February 29, 1996, PSI owned approximately 51.11% of the Partnership's limited partnership units and (iv) PSI is the operator of the Partnership's mini-warehouse facilities and owns approximately 95% of the Partnership's commercial property operator (PSCP).

Investments in Facilities
-------------------------

     The Partnership owns interests in 34 properties; 32 of such properties are held in a general partnership comprised of the Partnership and PSI. The Partnership purchased its last property in November, 1986. Reference is made to the table in Item 2 for a summary of information about the Partnership's properties.

     The Partnership believes that its operating results have benefited from favorable industry trends and conditions. Notably, the level of new mini-warehouse construction has decreased since 1988 while consumer demand has increased. In addition, in recent years consolidation has occurred in the fragmented mini-warehouse industry.

     Mini-warehouses
     ---------------

     Mini-warehouses, which comprise the majority of the Partnership's investments, are designed to offer accessible storage space for personal and business use at a relatively low cost. A user rents a fully enclosed space which is for the user's exclusive use and to which only the user has access on an unrestricted basis during business hours. On-site operation is the responsibility of resident managers who are supervised by area managers. Some mini-warehouses also include rentable uncovered parking areas for vehicle storage. Leases for mini-warehouse space may be on a long-term or short-term basis, although typically spaces are rented on a month-to-month basis. Rental rates vary according to the location of the property and the size of the storage space.

     Users of space in mini-warehouses include both individuals and large and small businesses. Individuals usually employ this space for storage of, among other things, furniture, household appliances, personal belongings, motor vehicles, boats, campers, motorcycles and other household goods. Businesses normally employ this space for storage of excess inventory, business records, seasonal goods, equipment and fixtures.

     Mini-warehouses in which the Partnership has invested generally consist of three to seven buildings containing an aggregate of between 194 to 1,191 storage spaces, most of which have between 25 and 400 square feet and an interior height of approximately 8 to 12 feet.

     The Partnership experiences minor seasonal fluctuations in the occupancy levels of mini-warehouses with occupancies higher in the summer months than in the winter months. The Partnership believes that these fluctuations result in part from increased moving activity during the summer.

     The Partnership's mini-warehouses are geographically diversified and are generally located in heavily populated areas and close to concentrations of apartment complexes, single family residences and commercial developments. However, there may be circumstances in which it may be appropriate to own a property in a less populated area, for example, in an area that is highly visible from a major thoroughfare and close to, although not in, a heavily populated area. Moreover, in certain population centers, land costs and zoning restrictions may create a demand for space in nearby less populated areas.

     As with most other types of real estate, the conversion of mini-warehouses to alternative uses in connection with a sale or otherwise would generally require substantial capital expenditures. However, the Partnership does not intend to convert its mini-warehouses to other uses.

     Commercial Properties
     ---------------------

     The Partnership originally owned three commercial properties: two business parks and one low-rise office building. The low-rise office building, located in Sacramento, California, which had secured mortgage notes, was foreclosed upon by the lender in 1993. One of the two remaining business parks has six separate one story office/industrial structures with approximately 109,200 net rentable square feet. The other business park is comprised of 12 separate one story buildings with approximately 194,500 net rentable square feet.

Investment Objectives and Polices; Sale or Financing of Investments
-------------------------------------------------------------------

     The Partnership's objectives are to (i) preserve and protect invested capital, (ii) maximize the potential for appreciation in value of its properties, (iii) provide Federal income tax deductions so that during the early years of property operations a portion of cash distributions may be treated as a return of capital for tax purposes, and therefore, may not represent taxable income to the limited partners and (iv) provide for cash distributions from operations.

     The Partnership will terminate on December 31, 2038, unless earlier dissolved. Under the terms of the general partnership agreement with PSI, as of December 31, 1995, PSI has the right to require the Partnership to sell all of the joint venture properties (see Item 12(c)). The General Partners have no present intention to seek the liquidation of the Partnership because they believe that it is not an opportune time to sell mini-warehouses. Although the General Partners originally anticipated a liquidation of the Partnership in 1991-1994, since the completion of the Partnership's offering in 1986, significant changes have taken place in the financial and real estate markets that must be taken into account in considering the timing of any proposed sale or financing, including: (i) the increased construction of mini-warehouses from 1984 to 1988, which has increased competition, (ii) the general deterioration of the real estate market (resulting from a variety of factors, including changes in tax laws), which has significantly affected property values and decreased sales activities and (iii) the reduced sources of real estate financing. Although conditions have improved, these developments have resulted in a reduced market for the sale and financing of commercial real estate, making this, in the view of the Partnership, a less than optimal time to liquidate the real estate assets of the Partnership.

     The General Partners believe that a liquidation within the period originally estimated would not be likely to achieve the Partnership's investment objectives. The General Partners will continue to evaluate the advisability of the sale or financing of the Partnership's properties. Among the factors the General Partners would consider are the amount that might be realized from a sale or financing, the real estate and financing markets at the time and the prospects for changes in those markets. Currently, the General Partners do not intend to sell any properties or liquidate the Partnership since they believe that property values are increasing, although no assurances can be given as to any future property values.

     PSI, a general partner of the Partnership, recently completed a tender offer for Units in the Partnership. See Item 12

Operating Strategies
--------------------

     The Partnership's mini-warehouses are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

     . Capitalize on Public Storage's name recognition. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business. PSI has informed the Partnership that it is the largest mini-warehouse facility operator in the United States in terms of both number of facilities and rentable space operated. In the past eight years, in excess of $56 million has been expended promoting the "Public Storage" name. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI believes that it is the only mini-warehouse operator regularly using television advertising in several major markets around the country, and its in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. In addition, PSI offers a toll-free referral system, 800-44-STORE, which services approximately 100,000 calls per year from potential customers inquiring as to the nearest Public Storage mini-warehouse.

     . Maintain high occupancy levels and increase realized rents. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. Average occupancy for the Partnership's mini-warehouses remained stable at 88% in 1994 and 1995. Realized monthly rents per square foot increased from $.58 in 1994 to $.60 in 1995. The Partnership has increased rental rates in many markets where it has achieved high occupancy levels and eliminated or minimized promotions.

     . Systems and controls. PSI has an organizational structure and a property operation system, "CHAMP" (Computerized Help and Management Program), which links its corporate office with each mini-warehouse.
       This enables PSI to obtain daily information from each mini-warehouse and to achieve efficiencies in operations and maintain control over its space inventory, rental rates, promotional discounts and delinquencies.
       Expense management is achieved through centralized payroll and accounts payable systems and a comprehensive property tax appeals department, and PSI has an extensive internal audit program designed to ensure proper handling of cash collections.

     . Professional property operation. In addition to the approximately 120 support personnel at the Public Storage corporate offices, there are approximately 2,700 on-site personnel who manage the day-to-day operations of the mini-warehouse in the Public Storage system. These on-site personnel are supervised by 107 district managers, 14 regional managers and three divisional managers (with an average of 12 years of experience in the mini-warehouse industry) who report to the president of the mini-warehouse property operator (who has 11 years of experience with the Public Storage organization). PSI carefully selects and extensively trains the operational and support personnel and offers them a progressive career path. See "Property Operator."

Property Operators
------------------

     The Partnership's mini-warehouse properties are managed by PSI and the Partnership's commercial properties are managed by PSCP pursuant to Management Agreements.

     Under the supervision of the Partnership, PSI and PSCP coordinate the operation of the facilities, establish rental policies and rates, direct marketing activity and direct the purchase of equipment and supplies, maintenance activity, and the selection and engagement of all vendors, supplies and independent contractors.

     PSI and PSCP engage, at the expense of the Partnership, employees for the operation of the Partnership's facilities, including resident managers, assistant managers, relief managers, and billing and maintenance personnel.
Some or all of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, REITs, or other entities owning facilities operated by PSI or PSCP.

     In the purchasing of services such as advertising (including broadcast media advertising) and insurance, PSI and PSCP attempt to achieve economies by combining the resources of the various facilities that they operate. Facilities operated by PSI and PSCP have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage.

     PSI has developed systems for space inventory, accounting and handling delinquent accounts, including a computerized network linking PSI operated facilities. Each project manager is furnished with detailed operating procedures and typically receives facilities management training from PSI. Form letters covering a variety of circumstances are also supplied to the project managers. A record of actions taken by the project managers when delinquencies occur is maintained.

     The Partnership's facilities are typically advertised via signage, yellow pages, flyers and broadcast media advertising (television and radio) in geographic areas in which many of the Partnership's facilities are located. Broadcast media and other advertising costs are charged to the Partnership's facilities located in geographic areas affected by the advertising. From time to time, PSI or PSCP adopt promotional programs, such as temporary rent reductions, in selected areas or for individual facilities.

     For as long as the respective Management Agreement is in effect, PSI has granted the Partnership a non-exclusive license to use two PSI service marks and related designs (and PSCP has granted the Partnership a non-exclusive license to use a PSI service mark and related designs), including the "Public Storage" name, in conjunction with rental and operation of facilities managed pursuant to the Management Agreement. Upon termination of the respective Management Agreement, the Partnership would no longer have the right to use the service marks and related designs except as described below. The General Partners believe that the loss of the right to use the service marks and related designs could have a material adverse effect on the Partnership's business.

     Each Management Agreement provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership and upon seven years notice by PSI or PSCP, as the case may be. Each Management Agreement may also be terminated at any time by either party for cause, but if terminated for cause by the Partnership, the Partnership retains the right to use the service marks and related designs until a date seven years after such termination.

Competition
-----------

     Competition in the market areas in which the Partnership operates is significant, and affects the occupancy levels, rental rates, and operating expenses of certain of the Partnership's facilities. Competition may be accelerated by any increase in availability of funds for investment in real estate. Recent increases in plans for development of mini-warehouses is expected to further intensify competition among mini-warehouse operators in certain market areas. In addition to competition from mini-warehouses operated by PSI, there are three other national firms and numerous regional and local operators. The Partnership believes that the significant operating and financial experience of PSI's executive officers and directors and the "Public Storage" name should enable the Partnership to continue to compete effectively with other entities.

Other Business Activities
-------------------------

     A corporation owned by the Hughes Family reinsures policies against losses to goods stored by tenants in the Partnership's mini-warehouses. The Partnership believes that the availability of insurance reduces the potential liability of the Partnership to tenants for losses to their goods from theft or destruction. This corporation receives the premiums and bears the risks associated with the insurance.

     A corporation, in which PSI has a 95% economic interest and the Hughes Family has a 5% economic interest, sells locks, boxes, and tape to tenants to be used in securing their spaces and moving their goods. PSI believes that the availability of locks, boxes, and tape for sale promotes the rental of spaces.

Employees
---------

     There are 111 persons who render services on behalf of the Partnership. These persons include resident managers, assistant managers, relief managers, district managers, and administrative personnel. Some or all of these employees may be employed on a part time basis and may also be employed by other persons, partnerships, REITs, or other entities owning facilities operated by PSI or PSCP.

ITEM 2.   PROPERTIES.
          ----------

     The following table sets forth information as of December 31, 1995 about properties owned by the Partnership. Thirty-two of these properties were acquired jointly with PSI and were contributed to a general partnership comprised of the Partnership and PSI.


                                         Net       Number                 Approximate
                                      Rentable       of       Date of         % of
Location                             Square Feet   Spaces   Acquisition    Ownership
--------                             ------------  ------   -----------   -----------
ALABAMA
Anniston
    Whiteside                           24,600      266      10-01-86          76.2%
Birmingham
    Bessemer - Midfield                 19,400      286      10-01-86          76.2
Birmingham
    Centerpoint Rd.                     41,600      338      10-01-86          76.2
Birmingham
    Gadson Highway-                     20,800      194      10-01-86          76.2
    Roebuck Plaza
Birmingham
    Lorna Rd.- Hoover                   35,400      330      10-01-86          76.2
Birmingham
    Mini-warehouse                      54,000      479      10-01-86          76.2
    Rd.- Riverchase
Birmingham
    Oporto-Eastwood                     37,000      263      10-01-86          76.2
Birmingham
    Oxmoor Blvd.                        39,100      350      10-01-86          76.2
    Greensprings
Birmingham
    Pebble Creek - Forestdale           30,400      321      10-01-86          76.2
Birmingham
    27th Place S. - Highland            19,600      272      10-01-86          76.2
Huntsville
    Drake                               43,400      362      10-01-86          76.2


                                         Net       Number                 Approximate
                                      Rentable       of       Date of         % of
Location                             Square Feet   Spaces   Acquisition    Ownership
--------                             ------------  ------   -----------   -----------
Huntsville
    Leeman                              43,800      404      10-01-86          76.2

ARIZONA
Silvergate (a)
    Tempe- W.                          194,500       67      03-27-86          90.2
    University Dr.

CALIFORNIA
Fremont
    Peralta                             39,100      421      10-24-86          70.0
Sacramento
    Franklin Blvd.                      50,300      575      05-29-86          67.6
Signal Hill (a)
    Parkway                            109,200       69      05-29-86          86.3
West Los Angeles
    Purdue Ave.                         51,000      639      07-01-86          50.0

GEORGIA
Jonesboro
    Jonesboro Rd.                       33,400      275      10-23-86          50.0

KANSAS
Kansas City
    So. 44th                            77,000      567      09-10-86          72.7

MARYLAND
Capital Heights
    Central Ave.                        54,400      673      07-15-86          50.0
Laurel
    Ft. Meade Rd.                       35,400      511      08-20-86          50.0

MICHIGAN
Pontiac
    Dixie Hwy.                          60,100      546      07-01-86          70.0

MISSOURI
St. Louis
    Kirkham                             30,600      402      04-10-86          57.4
St. Louis
    Reavis Barracks                     29,100      317      04-10-86          57.4

TEXAS
Fort Worth
    East Loop                           36,100      315      04-10-86         100.0
Houston
    Fairdale                           119,300    1,191      10-01-86          70.0
Houston
    Glenvista                           59,200      640      10-01-86          70.0


                                         Net       Number                 Approximate
                                      Rentable       of       Date of         % of
Location                             Square Feet   Spaces   Acquisition    Ownership
--------                             ------------  ------   -----------   -----------
Houston
    Gulfton                            103,900      889      10-01-86          70.0
Houston
    N. Freeway                          97,000      903      10-01-86          70.0
Houston
    Rogerdale                          115,500    1,004      10-01-86          70.0
Houston
    S. Gessner                         114,200    1,122      10-01-86          70.0
Houston
    West Park                           52,200      418      10-01-86          70.0
Richland Hills
    Baker Blvd.                         55,600      416      06-24-86          50.0

UTAH
West Valley
    So. 3600 St.                        65,900      570      06-10-86         100.0

(a)  Business Park

     Weighted average occupancy levels for the mini-warehouse and business park facilities were 88% and 97%, respectively, in both 1995 and 1994. In 1995, the monthly realized rent per square foot for the mini-warehouse and business park facilities averaged $.60 and $.54, respectively, compared to $.58 and $.50, respectively, in 1994.

     Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of, such properties. Based on the assessments, the Partnership believes that it is probable that it will incur costs totaling $217,000 (in addition, approximately $46,000 was expended for the assessments) for known environmental remediation requirements, for which the Partnership has accrued and expensed at the end of 1995. The Partnership expects to expend these funds over the next twelve months. Although there can be no assurance, the Partnership is not aware of any environmental contamination of any of its property sites which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

ITEM 3.   LEGAL PROCEEDINGS.
          -----------------

     No material legal proceeding is pending against the Partnership.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                    PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED STOCKHOLDER
         ------------------------------------------------------ -----------
         MATTERS.
         -------

     The Partnership has no common stock.

     The Units are not listed on any national securities exchange or quoted on the NASDAQ System, and there is no established public trading market for the Units. Secondary sales activity for the Units has been limited and sporadic. The General Partners monitor transfers of the Units (a) because the admission of the transferee as a substitute limited partner requires the consent of the General Partners under the Partnership's Amended and Restated Agreement of Limited Partnership, (b) in order to ensure compliance with safe harbor provisions to avoid treatment as a "publicly traded partnership" for tax purposes and (c) because PSI has purchased Units. However, the General Partners do not have information regarding the prices at which all secondary sale transactions in the Units have been effectuated. Various organizations offer to purchase and sell limited partnership interests (including securities of the type such as the Units) in secondary sales transactions. Various publications such as The Stanger Report summarize and report information (on a monthly, bimonthly or less frequent basis) regarding secondary sales transactions in limited partnership interests (including the Units), including the prices at which such secondary sales transactions are effectuated.

     In addition, Dean Witter Reynolds Inc., the dealer-manager for the Partnership's initial offering of Units, has certain information with regard to sale transactions in the Units.

     Exclusive of the General Partners' interest in the Partnership, as of December 31, 1995, there were approximately 3,082 record holders of Units.

     In July 1995, PSI completed a cash tender offer in which PSI acquired 19,088 of the 150,000 outstanding limited partnership units in the Partnership at $281 per Unit. PSI completed an additional cash tender offer in August 1995, in which PSI acquired an additional 4,712 units in the Partnership at $281 per Unit. As of February 29, 1995, PSI owned 76,670 Units in the Partnership (51.11% of the outstanding Units).

     The Partnership makes quarterly distributions of all "Cash Available for Distribution" and will make distributions of all "Cash from Sales or Refinancing." Cash Available for Distribution is cash flow from all sources less cash necessary for any obligations or capital improvements or reserves.

     Reference is made to Items 6 and 7 hereof for information on the amount of such distributions.

ITEM 6.   SELECTED FINANCIAL DATA.
          ------------------------



                                              For the Year Ended December 31,
                                    ----------------------------------------------------
                                     1995       1994       1993       1992        1991
                                    -------    -------    -------    -------     -------
                                           (In thousands, except per Unit data)
Revenues                            $12,709    $12,210    $11,781    $12,369     $12,050

Depreciation and amortization         3,168      3,033      3,011      3,127       2,968

Interest expense                          -          -          6        591         668

Net income (a)                        2,077      2,097      2,005       (708)      1,179

  Limited partners' share             1,660      1,679      1,662     (1,001)        767

  General partners' share               417        418        343        293         412

Limited partners'
 per unit data (b)

  Net income (a)                    $ 11.07    $ 11.19    $ 11.08    $ (6.67)    $  5.11

  Cash distributions (c)            $ 23.80    $ 23.80    $ 19.40    $ 17.97     $ 24.00

As of December 31,
------------------

Cash and cash equivalents           $ 2,054    $ 1,407    $ 1,203    $   418     $ 1,137

Total assets                         67,717     69,194     70,907     76,954      82,179

Mortgage notes payable                    -          -          -      5,004       6,628


(a) One of the Partnership's properties was foreclosed upon by the mortgage lenders, reducing assets and mortgage notes payable by $4,680,000. The net loss in 1992 includes a non-recurring loss upon foreclosure of this property of $2,256,000, resulting in a $2,233,000 loss allocable to the limited partners, or $14.89 per unit.
(b) Limited Partners' per unit data is based on the weighted average number of units outstanding during the period (150,000 units).
(c) The General Partners distributed, concurrent with the distributions for the fourth quarter of 1991, a portion of the operating reserve of the Partnership estimated to be $4.00 per Unit.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ----------------------

Results of Operations
---------------------

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994:

     The Partnership's net income in 1995 was $2,077,000 compared to net income of $2,097,000 in 1994, representing a decrease of $20,000. The decrease was primarily a result of increases in environmental costs and depreciation expenses, partially offset by increased property operating results.

     Net operating income (rental income less cost of operations and management fees and excluding depreciation expense) increased by $389,000 or 5%, as rental income increased by $450,000 or 4%, and cost of operations (including management fees and excluding depreciation expense) increased by $61,000.

     Rental income for the Partnership's mini-warehouse operations was $10,700,000 in 1995 compared to $10,368,000 in 1994, representing an increase of $332,000, or 3%. The increase in rental income was primarily attributable to increased rental rates at the mini-warehouse facilities. The monthly average realized rent per square foot for the mini-warehouse facilities was $.60 in 1995 compared to $.58 in 1994. The weighted average occupancy levels at the mini-warehouse facilities remained stable at 88% in both 1995 and 1994. Costs of operations (including management fees) increased $49,000 to $3,955,000 in 1995 from $3,906,000 in 1994. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $283,000 or 5% from $6,462,000 in 1994 to $6,745,000 in 1995.

     Rental income for the Partnership's business park operations was $1,912,000 in 1995 compared to $1,794,000 in 1994, representing an increase of $118,000 or 7%. The increase in rental income was primarily attributable to increased rental rates. The monthly average realized rent per square foot for the business park facilities was $.54 in 1995 compared to $.50 in 1994. The weighted average occupancy level at the business park facilities remained stable at 97% in both 1995 and 1994. Cost of operations (including management fees) increased $12,000 to $882,000 in 1995 from $870,000 in 1994. Accordingly, for the Partnership's business park facilities, property net operating income increased by $106,000 or 10% from $924,000 in 1994 to $1,030,000 in 1995.

     Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of, such properties. Based on the assessments, the Partnership believes that it is probable that it will incur costs totaling $217,000 (in addition, approximately $46,000 was expended for the assessments) for known environmental remediation requirements, for which the Partnership has accrued and expensed at the end of 1995. The Partnership expects to expend these funds over the next twelve months. Although there can be no assurance, the Partnership is not aware of any environmental contamination of any of its property sites which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

     Minority interest in income was $2,234,000 in 1995 compared to $2,173,000 in 1994, representing an increase of $61,000, or 3%. This increase was primarily the result of improved operations at the Partnership's mini-warehouse facilities which are owned jointly with PSI.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993:

     The Partnership's net income in 1994 was $2,097,000 compared to net income of $2,005,000 in 1993, representing an increase of $92,000, or 5%. This increase was primarily due to improved property operations at the Partnership's mini-warehouse facilities partially offset by reduced property operations at the Partnership's business park facilities combined with an increase in minority interest in income for those properties held jointly with PSI.

     Property net operating income (rental income less cost of operations and management fees and excluding depreciation expense) increased approximately $196,000 or 3% in 1994 compared to 1993, as rental income increased by $419,000 or 4%, and cost of operations (including management fees) increased by $223,000 or 5%.

     Rental income for the Partnership's mini-warehouse operations was $10,368,000 in 1994 compared to $9,859,000 in 1993, representing an increase of $509,000, or 5%. The increase in rental income was primarily attributable to increased occupancy levels at the mini-warehouse facilities combined with increased rental rates. The weighted average occupancy levels at the mini-warehouse facilities were 88% in 1994 compared to 87% in 1993. The monthly average realized rent per square foot for the mini-warehouse facilities was $.58 in 1994 compared to $.56 in 1993. Costs of operations (including management fees) increased $208,000 or 6%, to $3,906,000 in 1994 from $3,698,000 in 1993.
Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $301,000 or 5% from $6,161,000 in 1993 to $6,462,000 in 1994.

     Rental income for the Partnership's business park operations was $1,794,000 in 1994 compared to $1,884,000 in 1993, representing a decrease of $90,000 or 5%. The decrease in rental income was primarily attributable to reduced rental rates. The weighted average occupancy level at the business park facilities was 97% in both 1994 and 1993. The monthly average realized rent per square foot for the business park facilities was $.50 in 1994 compared to $.53 in 1993.
Cost of operations (including management fees) increased $15,000 or 2% to $870,000 in 1994 from $855,000 in 1993. Accordingly, for the Partnership's business park facilities, property net operating income decreased by $105,000 or 10% from $1,029,000 in 1993 to $924,000 in 1994.

     Minority interest in income was $2,173,000 in 1994 compared to $2,089,000 in 1993, representing an increase of $84,000, or 4%. This increase was primarily the result of improved operations at the Partnership's mini-warehouse facilities which are owned jointly with PSI.

Liquidity and Capital Resources
-------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily by internally generated cash from property operations and existing cash reserves. At December 31, 1995, the Partnership had cash and cash equivalents totaling $2,054,000.

     Cash flows from operating activities ($7,763,000 for the year ended December 31, 1995) have been sufficient to meet all current obligations of the Partnership. Total capital improvements were $1,045,000, $1,122,000, and $844,000 in 1995, 1994 and 1993, respectively. The increase in 1995 verses 1993 is mostly due to various repair and refurbishment projects, including work on parking lot and driveway, heating, ventilation, and air conditioning units, roof, and paint at the Signal Hill, California and Tempe, Arizona business park facilities for approximately $335,000. The increase in 1994 verses 1993 is due to the installation of new air conditioning systems at two of the Houston, Texas mini-warehouse facilities for approximately $375,000. During 1996, the Partnership anticipates approximately $833,000 of capital improvements (including PSI's joint venture share of $193,000). During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities managed by it. Such enhancements will include new signs, exterior color schemes, and improvements to the rental offices. Included in the 1996 capital improvement budget are estimated costs of $145,000 for such enhancements.

     The Partnership expects to continue making quarterly distributions. Total distributions paid to the General Partners and the limited partners (including per Unit amounts) for 1995 and prior years were as follows:


                            Total      Per Unit
                         ----------    --------
              1995       $4,007,000     $23.80
              1994        4,007,000      23.80
              1993        3,265,000      19.40
              1992        3,026,000      17.97
              1991        4,041,000      24.00
              1990        3,523,000      20.93
              1989        3,368,000      20.00

              1988        3,629,000      21.55
              1987        4,418,000      26.25
              1986        3,544,000      24.87

     The Partnership, in prior years, made distributions based on anticipated operating cash flows. Beginning in the second quarter of 1989, the distribution level was lowered to a level supported by current operating cash flow after capital improvements and scheduled debt service. The General Partners distributed, concurrently with the distributions for the fourth quarter of 1991, a portion of the operating reserve of the Partnership and adjusted the on-going distribution level. The operating reserve that was distributed was estimated at $4.00 per Unit.

     The 1996 distribution level is estimated to be $23.80 per Unit, assuming no material change in property operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          -------------------------------------------

     The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Consolidated Financial Statements and Financial Statement Schedules in Item 14(a).

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          ----------------------------------------------------

     None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.
              ---------------------------------------------------

     The Partnership has no directors or executive officers.

     The Partnership's General Partners are PSI and B. Wayne Hughes. PSI, acting through its directors and executive officers, and Mr. Hughes manage and make investment decisions for the Partnership. The Partnership's properties are operated by PSI and PSCP, a subsidiary of PSI.

     The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:



          Name                            Positions with PSI
------------------------   --------------------------------------------------
B. Wayne Hughes            Chairman of the Board and Chief Executive Officer
Harvey Lenkin              President and Director
Ronald L. Havner, Jr.      Senior Vice President and Chief Financial Officer
Hugh W. Horne              Senior Vice President
Obren B. Gerich            Senior Vice President
Marvin M. Lotz             Senior Vice President
Mary Jayne Howard          Senior Vice President
David Goldberg             Senior Vice President and General Counsel
John Reyes                 Vice President and Controller
Sarah Hass                 Vice President and Secretary
Robert J. Abernethy        Director
Dann V. Angeloff           Director
William C. Baker           Director
Uri P. Harkham             Director
Berry Holmes               Director

     B. Wayne Hughes, age 62, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes has been a director of Storage Properties, Inc. ("SPI"), a real estate investment trust whose investment adviser is PSI, since 1989. Since 1990, Mr. Hughes has been Chairman of the Board of Public Storage Properties X, Inc., Public Storage Properties XI, Inc., Public Storage Properties XII, Inc., Public Storage Properties XIV, Inc., Public Storage Properties XV, Inc., Public Storage Properties XVI, Inc., Public Storage Properties XVII, Inc., Public Storage Properties XVIII, Inc., Public Storage Properties XIX, Inc., Public Storage Properties XX, Inc., Partners Preferred Yield, Inc., Partners Preferred Yield II, Inc. and Partners Preferred Yield III, Inc. (collectively, the "Public Storage Properties REITs"), real estate investment trusts organized by affiliates of PSMI. Mr. Hughes has been active in the real estate investment field for over 25 years.

     Harvey Lenkin, age 59, became President and a director of PSI in November 1991. He has been President of the Public Storage Properties REITs since 1990. He was President of PSMI from January 1978 until September 1988, when he became Chairman of the Board of PSMI and assumed overall responsibility for investment banking and investor relations. In 1989, Mr. Lenkin became President and a director of SPI.

     Ronald L. Havner Jr., age 38, a certified public accountant, became an officer of PSI in 1990, Chief Financial Officer in November 1991 and Senior Vice President of PSI in November 1995. He was an officer of PSMI from 1986 to 1995 and Chief Financial Officer of PSMI and its affiliates from 1991 to November 1995. Mr. Havner has been an officer of SPI since 1989 and Chief Financial Officer of SPI since November 1991. He has been a Vice President of the Public Storage Properties REITS since 1990 and was Controller from 1990 to November 1995 when he became Chief Financial Officer.

     Hugh W. Horne, age 51, has been a Vice President of PSI since 1980 and was Secretary of PSI from 1980 until February 1992 and became Senior Vice President of PSI in November 1995. He was an officer of PSMI from 1973 to November 1995. Mr. Horne has been a Vice President of SPI since 1989 and of the Public Storage Properties REITs since 1993. He is responsible for managing all aspects of property acquisition for PSI.

     Obren B. Gerich, age 56, a certified public accountant and certified financial planner, has been a Vice President of PSI since 1980 and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991. Mr. Gerich was an officer of PSMI from 1975 to November 1995. Mr. Gerich has been Vice President and Secretary of SPI since 1989 and was Chief Financial Office of SPI until November 1991. He has been Vice President and Secretary of the Public Storage Properties REITS since 1990 and was Chief Financial Officer until November 1995.

     Marvin M. Lotz, age 53, has had overall responsibility for Public Storage's mini-warehouse operations since 1988. He became a Senior Vice President of PSI in November 1995. Mr. Lotz was an officer of PSMI with responsibility for property acquisitions from 1983 until 1988.

     Mary Jayne Howard, age 50, has had overall responsibility for Public Storage's commercial property operations since December 1985. She became a Senior Vice President of PSI in November 1995.

     David Goldberg, age 46, joined PSMI's legal staff in June 1991, rendering services on behalf of PSI and PSMI. He became a Senior Vice President and General Counsel of PSI in November 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI.

     John Reyes, age 35, a certified public accountant, joined PSMI in 1990 and has been the Controller of PSI since 1992. He became a Vice President of PSI in November 1995. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

     Sarah Hass, age 40, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSMI's legal department in June 1991, rendering services on behalf of PSI and PSMI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

     Robert J. Abernethy, age 55, is President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses. Mr. Abernethy has been a director of PSI since its organization. He is a member of Johns Hopkins University and of the Los Angeles County Metropolitan Transportation Authority and a former member of the board of directors of the Metropolitan Water District of Southern California.

     Dann V. Angeloff, age 60, is President of the Angeloff Company, a corporate financial advisory firm. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization. He is a director of Compensation Resource Group, Datametrics Corporation, Nicholas/Applegate Growth Equity Fund, Nicholas/Applegate Investment Trust, Royce Medical Company, Seda Specialty Packaging Corp., and SPI.

     William C. Baker, age 62, became a director of PSI in November 1991. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. Since January 1992, he has been Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Santa Anita Realty Enterprises, Inc., Santa Anita Operating Company and Callaway Golf Company.

     Uri P. Harkham, age 47, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles and Australia.

     Berry Holmes, age 65, is a private investor. Mr. Holmes has been a director of PSI since its organization. He was President and a director of Financial Corporation of Santa Barbara and Santa Barbara Savings and Loan Association through 1983 and was a consultant with Santa Barbara Savings and Loan Association during 1984. Mr. Holmes is a director of SPI.

     Pursuant to Articles 16 and 17 of the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), a copy of which is included in the Partnership's prospectus included in the Partnership's Registration Statement, File No. 2-98968, each of the General Partners continues to serve until (i) death, insanity, insolvency, bankruptcy or dissolution, (ii) withdrawal with the consent of the other general partner and a majority vote of the limited partners, or (iii) removal by a majority vote of the limited partners.

     Each director of PSI serves until he resigns or is removed from office by PSI, and may resign or be removed from office at any time with or without cause. Each officer of PSI serves until he resigns or is removed by the board of directors of PSI. Any such officer may resign or be removed from office at any time with or without cause.

     There have been no events under any bankruptcy act, no criminal proceedings, and no judgments or injunctions material to the evaluation of the ability of any director or executive officer of PSI during the past five years.

ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

     The Partnership has no subsidiaries, directors or officers. See Item 13 for a description of certain transactions between the Partnership and the General Partners and their affiliates.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

     (a) At February 29, 1996, the following entities owned 5% or more of the Units of the Partnership:


       Title                                         Amount of     Percent
        of               Name and Address of        Beneficial        of
       Class               Beneficial Owner          Ownership      Class
----------------      -------------------------     ----------     -------
Units of Limited      Public Storage, Inc.
Partnership           600 North Brand Blvd.
Interest              Glendale, California 91203   76,670  units     51.11%

     The Partnership is not aware of any other beneficial owners of more than 5% of the Units.

     In July 1995, PSI completed a cash tender offer in which PSI acquired 19,088 of the 150,000 outstanding limited partnership units in the Partnership at $281 per Unit. PSI completed an additional cash tender offer in August 1995, in which PSI acquired an additional 4,712 units in the Partnership at $281 per Unit.

     (b) The Partnership has no officers and directors.

     The General Partners (or their predecessor-in-interest) have contributed $747,000 to the capital of the Partnership representing 1% of the aggregate capital contributions and as a result participate in the distributions to the limited partners and in the Partnership's profits and losses in the same proportion that the general partners' capital contribution bears to the total capital contribution. Information regarding ownership of the Units by PSI, a General Partner, is set forth under section (a) above.

     (c) The Partnership knows of no contractual arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership, except for articles 16, 17 and 21.1 of the Partnership's Amended Certificate and Agreement of Limited Partnership, a copy of which is included in the Partnership's prospectus included in the Partnership's Registration Statement File No. 2-98968. Those articles provide, in substance, that the limited partners shall have the right, by majority vote, to remove a general partner and that a general partner may designate a successor with the consent of the other general partner and a majority of the limited partners.

     The Partnership owns interests in 34 properties, 32 of such properties are held in a general partnership comprised of the Partnership and PSI. Under the terms of the partnership agreement relating to the ownership of the properties, PSI has the right to compel a sale of each property at any time after seven years from the date of acquisition at not less than its independently determined fair market value provided the Partnership receives its share of the net sales proceeds solely in cash. As of December 31, 1995, PSI has the right to require the Partnership to sell all of the joint venture properties on these terms.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------
     The Partnership Agreement provides that the General Partners and their affiliates are entitled to the following compensation:

     1.  Incentive distributions equal to 10% of Cash Flow from Operations.
     2. Provided the limited partners have received distributions equal to 100% of their investment plus a cumulative 8% per year (not compounded) on their investment (reduced by distributions other than from Cash Flow from Operations), subordinated incentive distributions equal to 15% of remaining Cash from Sales or Refinancings.
     3. Provided the limited partners have received distributions equal to 100% of their capital contributions plus a cumulative 6% per year (not compounded) on their investment (reduced by distributions other than distributions from Cash Flow from Operations), brokerage commissions at the lesser of 3% of the sales price of a property or 50% of a competitive commission.

     During 1995, approximately $401,000 was paid to PSI with respect to items 1, 2, and 3 above. The Partnership owns interests in 34 properties; 32 of such properties are held in a general partnership comprised of the Partnership and PSI.

     The Partnership has Management Agreements with PSI (as successor-in-interest to PSMI) and PSCP. Under the Management Agreements, the Partnership pays PSI (and previously paid PSMI) a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership, and pays PSCP a fee of 5% of the gross revenues of the Partnership's non-mini-warehouse space. During 1995, the Partnership paid or accrued fees of $560,000 to PSMI, $82,000 to PSI, and $96,000 to PSCP pursuant to the Management Agreements.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          ---------------------------------------------------------------

     (a) List of Documents filed as part of the Report.
          1. Financial Statements: See Index to Consolidated Financial Statements and Financial Statement Schedules.
          2. Financial Statement Schedules: See Index to Consolidated Financial Statements and Financial Statement Schedules.
          3.  Exhibits:  See Exhibit Index contained herein.

     (b)  Reports on Form 8-K:
          None

     (c) Exhibits:  See Exhibit Index contained herein.

                             PS PARTNERS VI, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP
                               INDEX TO EXHIBITS

3.1 Amended and Restated Agreement of Limited Partnership. Previously filed with the Securities and Exchange Commission as an Exhibit to the Storage Equities, Inc. Registration Statement No. 33-43750 and incorporated herein by reference.

10.1 Amended Management Agreement dated February 21, 1995 between Storage Equities, Inc. and Public Storage Management, Inc. Previously filed with the Securities and Exchange Commission as an exhibit to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

10.2 Amended Management Agreement dated February 21, 1995 between Storage Equities, Inc, Inc. and Public Storage Commercial Properties Group, Inc. Previously filed with the Securities and Exchange Commission as an exhibit to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

10.3 Participation Agreement dated as of October 18, 1985, among Storage Equities, Inc., the Partnership, Public Storage, Inc., B. Wayne Hughes and Kenneth Q. Volk, Jr. Previously filed with the Securities and Exchange Commission as an exhibit to Storage Equities, Inc.'s Annual Report on Form 10-K dated November 30, 1985 and incorporated herein by reference.

27       Financial data schedule. filed herewith.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PS PARTNERS VI, LTD.,
                                  a California Limited Partnership
Dated:  March 25, 1996      By:   Public Storage, Inc., General Partner


                            By:   /s/ B Wayne Hughes
                                  ---------------------------------------
                                  B. Wayne Hughes, Chairman of the Board

                            By:   /s/ B Wayne Hughes
                                  ---------------------------------------
                                  B. Wayne Hughes, General Partner


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.

          Signature                         Capacity                      Date
          ---------                         --------                      -----
/s/ B Wayne Hughes                 Chairman of the Board and          March 25, 1996
-------------------------------    Chief Executive Officer of
B. Wayne Hughes                    Public Storage, Inc. and
                                   General Partner (principal
                                   executive officer)

/s/ Harvey Lenkin                  President and Director             March 25, 1996
-------------------------------    of Public Storage, Inc.
Harvey Lenkin

/s/ Ronald L. Havner, Jr.          Senior Vice President and          March 25, 1996
-------------------------------    Chief Financial Officer of
Ronald L. Havner, Jr.              Public Storage, Inc.
                                   (principal financial officer)

/s/ John Reyes                     Vice President and Controller      March 25, 1996
-------------------------------    of Public Storage, Inc.
John Reyes                         (principal accounting officer)

/s/ Robert J. Abernethy            Director of Public Storage, Inc.   March 25, 1996
-------------------------------
Robert J. Abernethy

/s/ Dann V. Angeloff               Director of Public Storage, Inc.   March 25, 1996
-------------------------------
Dann V. Angeloff

/s/ William C. Baker               Director of Public Storage, Inc.   March 25, 1996
-------------------------------
William C. Baker

/s/ Uri P. Harkham                 Director of Public Storage, Inc.   March 25, 1996
-------------------------------
Uri P. Harkham

/s/ Berry Holmes                   Director of Public Storage, Inc.   March 25, 1996
-------------------------------
Berry Holmes

                              PS PARTNERS VI, LTD.
                        a California Limited Partnership

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                 (Item 14 (a))

                                                             Page
                                                          References
                                                          -----------
Report of Independent Auditors                                F-1

Consolidated Financial Statements and Schedules:

Consolidated Balance Sheets as of December 31,
  1995 and 1994                                               F-2

For the years ended December 31, 1995, 1994 and 1993:

    Consolidated Statements of Income                         F-3

    Consolidated Statements of Partners' Equity               F-4

    Consolidated Statements of Cash Flows                  F-5 - F-6

    Notes to Consolidated Financial Statements             F-7 - F-9


Schedule

    III - Real Estate and Accumulated Depreciation        F-10 - F-13


     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

                                 Report of Independent Auditors



The Partners
PS Partners VI, Ltd., a California Limited Partnership

We have audited the consolidated balance sheets of PS Partners VI, Ltd., a California Limited Partnership, as of December 31, 1995 and 1994 and the related consolidated statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PS Partners VI, Ltd., a California Limited Partnership, at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                           ERNST & YOUNG LLP

Los Angeles, CA
March 11, 1996

                         PS PARTNERS VI, LTD.,
                    a California Limited Partnership
                      CONSOLIDATED BALANCE SHEETS
                       December 31, 1995 and 1994


                                               1995            1994
                                           ------------    ------------
                     ASSETS

Cash and cash equivalents                  $  2,054,000    $  1,407,000

Rent and other receivables                       53,000          61,000

Real estate facilities, at cost:
   Land                                      24,282,000      24,282,000
   Buildings and equipment                   66,819,000      65,774,000
                                           ------------    ------------
                                             91,101,000      90,056,000

   Less accumulated depreciation            (25,636,000)    (22,468,000)
                                           ------------    ------------
                                             65,465,000      67,588,000

Other assets                                    145,000         138,000
                                           ------------    ------------
                                           $ 67,717,000    $ 69,194,000
                                           ============    ============


   LIABILITIES AND PARTNERS' EQUITY


Accounts payable                           $  1,063,000    $    753,000

Advance payments from renters                   373,000         400,000

Minority interest in general
 partnerships                                23,596,000      23,426,000

Partners' equity:
   Limited partners' equity, $500
     per unit, 150,000 units
     authorized, issued and
     outstanding                             42,161,000      44,071,000

   General partners' equity                     524,000         544,000
                                           ------------    ------------
       Total partners' equity                42,685,000      44,615,000
                                           ------------    ------------
                                           $ 67,717,000    $ 69,194,000
                                           ============    ============


                            See accompanying notes.

                                PS PARTNERS VI, LTD.,
                       a California Limited Partnership
                       CONSOLIDATED STATEMENTS OF INCOME
             For the years ended December 31, 1995, 1994, and 1993

                                                1995           1994           1993
                                            -----------    -----------    -----------
REVENUE:

Rental income                               $12,612,000    $12,162,000    $11,743,000
Interest income                                  97,000         48,000         38,000
                                            -----------    -----------    -----------
                                             12,709,000     12,210,000     11,781,000
                                            -----------    -----------    -----------

COSTS AND EXPENSES:

Cost of operations                            4,099,000      4,065,000      3,869,000
Management fees                                 738,000        711,000        684,000
Depreciation and amortization                 3,168,000      3,033,000      3,011,000
Interest expense                                      -              -          6,000
Administrative                                  130,000        131,000        117,000
Environmental costs                             263,000              -              -
                                            -----------    -----------    -----------
                                              8,398,000      7,940,000      7,687,000
                                            -----------    -----------    -----------

Income before minority interest               4,311,000      4,270,000      4,094,000

Minority interest in income                   2,234,000      2,173,000      2,089,000
                                            -----------    -----------    -----------

NET INCOME                                  $ 2,077,000    $ 2,097,000    $ 2,005,000
                                            ===========    ===========    ===========

Limited partners' share of net income
  ($11.07, $11.19, and $11.08 per unit
  in 1995, 1994, and 1993, respectively)    $ 1,660,000    $ 1,679,000    $ 1,662,000

General partners' share of net income           417,000        418,000        343,000
                                            -----------    -----------    -----------
                                            $ 2,077,000    $ 2,097,000    $ 2,005,000
                                            ===========    ===========    ===========


                           See accompanying notes.

                            PS PARTNERS VI, LTD.,
                       a California Limited Partnership
                  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
             For the years ended December 31, 1995, 1994, and 1993

                                      Limited       General
                                      Partners      Partners        Total
                                    -----------    ---------     -----------
Balances at December 31, 1992       $47,210,000    $ 575,000     $47,785,000

Net income                            1,662,000      343,000       2,005,000

Distributions                        (2,910,000)    (355,000)     (3,265,000)
                                    -----------    ---------     -----------

Balances at December 31, 1993        45,962,000      563,000      46,525,000

Net income                            1,679,000      418,000       2,097,000

Distributions                        (3,570,000)    (437,000)     (4,007,000)
                                    -----------    ---------     -----------

Balances at December 31, 1994        44,071,000      544,000      44,615,000

Net income                            1,660,000      417,000       2,077,000

Distributions                        (3,570,000)    (437,000)     (4,007,000)
                                    -----------    ---------     -----------

Balances at December 31, 1995       $42,161,000    $ 524,000     $42,685,000
                                    ===========    =========     ===========


                            See accompanying notes.

                                PS PARTNERS VI, LTD.,
                       a California Limited Partnership
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the years ended December 31, 1995, 1994, and 1993

                                               1995           1994           1993
                                           -----------    -----------    -----------
Cash flows from operating activities:

 Net income                                $ 2,077,000    $ 2,097,000    $ 2,005,000

 Adjustments to reconcile net income
  to net cash provided by operating
  activities:

  Depreciation and amortization              3,168,000      3,033,000      3,011,000
  Decrease (increase) in rent and
   other receivables                             8,000         (1,000)        76,000
  (Increase) decrease in other assets           (7,000)         7,000        (91,000)
  Increase (decrease) in accounts
   payable                                     310,000        (76,000)      (165,000)
  (Decrease) increase in advance
   payments from renters                       (27,000)       (30,000)        23,000
  Minority interest in income                2,234,000      2,173,000      2,089,000
                                           -----------    -----------    -----------
    Total adjustments                        5,686,000      5,106,000      4,943,000
                                           -----------    -----------    -----------
    Net cash provided by operating
     activities                              7,763,000      7,203,000      6,948,000
                                           -----------    -----------    -----------
Cash flows from investing activities:

  Additions to real estate facilities       (1,045,000)    (1,122,000)      (844,000)
                                           -----------    -----------    -----------
    Net cash used in investing
     activities                             (1,045,000)    (1,122,000)      (844,000)
                                           -----------    -----------    -----------

Cash flows from financing activities:

   Principal payments on mortgage note
    payable                                          -              -       (324,000)
   Distributions to holder of minority
    interest                                (2,064,000)    (1,870,000)    (1,730,000)
   Distributions to partners                (4,007,000)    (4,007,000)    (3,265,000)
                                           -----------    -----------    -----------
    Net cash used in financing
     activities                             (6,071,000)    (5,877,000)    (5,319,000)
                                           -----------    -----------    -----------
Net increase in cash and cash
 equivalents                                   647,000        204,000        785,000
Cash and cash equivalents at the
 beginning of the year                       1,407,000      1,203,000        418,000
                                           -----------    -----------    -----------
Cash and cash equivalents at the end of
 the year                                  $ 2,054,000    $ 1,407,000    $ 1,203,000
                                           ===========    ===========    ===========


                            See accompanying notes.

                             PS PARTNERS VI, LTD.,
                       a California Limited Partnership
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the years ended December 31, 1995, 1994, and 1993
                                  (Continued)

                                            1995    1994       1993
                                           ------  ------  ------------
Supplemental schedule of noncash
  investing and financing activities:

     Decrease in real estate facilities
       held pending foreclosure, net
       upon final foreclosure              $   -   $   -   $ 4,680,000

     Decrease in mortgage notes payable
       upon foreclosure of related
       collateral                              -       -    (4,680,000)




                            See accompanying notes.

                             PS PARTNERS VI, LTD.,
                       a California Limited Partnership
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1995

1. Summary of Significant Accounting Policies and Partnership Matters
   ------------------------------------------------------------------

   Description of Partnership
   --------------------------

       PS Partners VI, Ltd., a California Limited Partnership (the "Partnership") was formed with the proceeds of an interstate public offering. PSI Associates II, Inc. ("PSA"), an affiliate of Public Storage Management, Inc., organized the Partnership along with B. Wayne Hughes ("Hughes"). In September 1993, Storage Equities, Inc,, now known as Public Storage, Inc. ("PSI"), a California corporation, acquired the interest of PSA relating to its general partner capital contribution in the Partnership and was substituted as a co-general partner in place of PSA.

       In 1995, there was a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc. and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc. In the PSMI merger, Storage Equities, Inc.'s name was changed to Public Storage, Inc., and it acquired substantially all of PSMI's United States real estate operations, and became the operator of the Partnership's mini-warehouse properties.

       The Partnership has invested in existing mini-warehouse storage facilities which offer self-service storage spaces for lease, usually on a month-to-month basis, to the general public. The Partnership has also invested in an existing office building and two business park facilities which offer industrial and office space for lease.

       The Partnership has ownership interests in 34 properties; 32 of which are owned jointly through 14 general partnerships (the "Joint Ventures") with PSI. For tax administrative efficiency, the Joint Ventures were subsequently consolidated into a single general partnership. The Partnership is the managing general partner of the Joint Ventures, with ownership interests in the Joint Ventures ranging from 50% to 90%.

   Basis of Presentation
   ---------------------

       The consolidated financial statements include the accounts of the Partnership and the Joint Ventures. PSI's ownership interest in the Joint Ventures is shown as minority interest in general partnerships in the accompanying consolidated balance sheets. All significant intercompany balances and transactions have been eliminated.

       Minority interest in income represents PSI's share of net income with respect to the Joint Ventures. Under the terms of the partnership agreements all depreciation and amortization with respect to each Joint Venture is allocated solely to the Partnership until the limited partners recover their initial capital contribution. Thereafter, all depreciation and amortization is allocated solely to PSI until it recovers its initial capital contribution. All remaining depreciation and amortization is allocated to the Partnership and PSI in proportion to their ownership percentages. No amounts have been allocated to PSI with respect to this provision.

       Under the terms of the partnership agreements, PSI has the right to compel the sale of each property in the general partnerships at any time after seven years from the date of acquisition at not less than its independently determined fair market value provided the Partnership receives its share of the net proceeds solely in cash. PSI's right to require the Partnership to sell all of the properties owned jointly with the Partnership became exercisable during 1993.

   Depreciation and Amortization
   -----------------------------

       The Partnership depreciates the buildings and equipment on the straight-line method over estimated useful lives of 25 and 5 years, respectively. Leasing commissions relating to business park properties are expensed when incurred.

                             PS PARTNERS VI, LTD.,
                       a California Limited Partnership
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1995

 1. Summary of Significant Accounting Policies and Partnership Matters
   ------------------------------------------------------------------
   (continued)
   -----------

   Revenue Recognition
   -------------------

       Property rents are recognized as earned.

   Allocation of Net Income
   ------------------------

       The General Partners' share of net income consists of an amount attributable to their 1% capital contribution and an additional percentage of cash flow (as defined, see Note 2) which relates to the General Partners' share of cash distributions as set forth in the Partnership Agreement. All remaining net income is allocated to the limited partners.

   Per Unit Data
   -------------

       Per unit data is based on the number of limited partner units (150,000) outstanding during the periods presented.

   Environmental Cost
   ------------------

       Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of, such properties. Based on the assessments, the Partnership believes that it is probable that it will incur costs totaling $217,000 (in addition, approximately $46,000 was expended for the assessments) for known environmental remediation requirements, for which the Partnership has accrued and expensed at the end of 1995. The Partnership expects to expend these funds over the next twelve months. Although there can be no assurance, the Partnership is not aware of any environmental contamination of any of its property sites which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

   Cash Distributions
   ------------------

       The Partnership Agreement provides for quarterly distributions of cash flow from operations (as defined). Cash distributions per limited partner unit were $23.80, $23.80 and $19.40 for 1995, 1994 and 1993, respectively.

   Cash and Cash Equivalents
   -------------------------

       For financial statement purposes, the Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

2. General Partners' Equity
   ------------------------

       The General Partners have a 1% interest in the Partnership. In addition, the General Partners have a 10% interest in cash distributions attributable to operations, exclusive of distributions attributable to sales and refinancing proceeds.

       Proceeds from sales and refinancings will be distributed entirely to the limited partners until the limited partners recover their investment plus a cumulative 8% annual return (not compounded); thereafter, the General Partners have a 15% interest in remaining proceeds.

3. Related Party Transactions
   --------------------------

       PSI operates the Partnership's mini-warehouses for a "management fee" equal to 6% of gross revenue (as defined) and Public Storage Commercial Properties Group, Inc. operates the commercial properties for a "management fee" equal to 5% of gross revenue (as defined).

                             PS PARTNERS VI, LTD.,
                       a California Limited Partnership
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1995


3. Related Party Transactions (continued)
   --------------------------------------

       PSI has a 95% economic interest, and Hughes and family members of Hughes have a 5% economic interest in PSCP.

4. Taxes Based on Income
   ---------------------

       Taxes based on income are the responsibility of the individual partners and, accordingly, the Partnership's consolidated financial statements do not reflect a provision for such taxes.

       Taxable net income was $1,724,000, $1,557,000 and $1,507,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

                             PS PARTNERS VI, LTD.
                          SCHEDULE III - REAL ESTATE
                         AND ACCUMULATED DEPRECIATION

                                                                        Costs
                                                                      subsequent                Gross Carrying Amount
                                                  Initial Cost           to                      At December 31, 1995
                                              ---------------------- acquisition   -------------------------------------------------

Date                                                     Building &    Building &            Building &                 Accumulated
Acquired     Description       Encumbrances     Land    improvements  improvements   Land   improvements     Total      Depreciation

------------------------------------------------------------------------------------------------------------------------------------

  Mini-
warehouse

4/86      Kirkham                   -          199,000    1,001,000     142,000    199,000    1,143,000     1,342,000      442,000

4/86      Reavis                    -          192,000      958,000     144,000    192,000    1,102,000     1,294,000      423,000

4/86      Fort Worth/East Loop      -          196,000      804,000     157,000    196,000      961,000     1,157,000      357,000

6/86      Richlan Hills             -          543,000      857,000     353,000    543,000    1,210,000     1,753,000      504,000

5/86      Sacramento/Franklin
           Blvd.                    -          872,000      978,000     311,000    872,000    1,289,000     2,161,000      501,000

6/86      West Valley/So. 3600      -          208,000    1,552,000     211,000    208,000    1,763,000     1,971,000      668,000

7/86      West LA/Purdue Ave.       -        2,415,000    3,585,000     284,000  2,415,000    3,869,000     6,284,000    1,464,000

7/86      Capital Heights/
           Central Ave.             -          649,000    3,851,000     249,000    649,000    4,100,000     4,749,000    1,565,000

10/86     Perleta/Fremont           -          851,000    1,074,000     232,000    851,000    1,306,000     2,157,000      479,000

7/86      Pontiac/Dixie hwy.        -          259,000    2,091,000      28,000    259,000    2,119,000     2,378,000      806,000

8/86      Laurel/Ft. Meade Rd.      -          475,000    1,475,000     209,000    475,000    1,684,000     2,159,000      623,000

9/86      Kansas City/S. 44th.      -          509,000    1,906,000     359,000    509,000    2,265,000     2,774,000      860,000

                             PS PARTNERS VI, LTD.
                          SCHEDULE III - REAL ESTATE
                         AND ACCUMULATED DEPRECIATION

                                                                        Costs
                                                                      subsequent                Gross Carrying Amount
                                                  Initial Cost           to                      At December 31, 1995
                                              ---------------------- acquisition   -------------------------------------------------

Date                                                     Building &    Building &            Building &                 Accumulated
Acquired     Description       Encumbrances     Land    improvements  improvements   Land   improvements     Total      Depreciation

------------------------------------------------------------------------------------------------------------------------------------

10/86     Birmingham/Highland       -           89,000      786,000      78,000     89,000      864,000       953,000      317,000

10/86     Birmingham/Riverchase     -          262,000    1,338,000     313,000    262,000    1,651,000     1,913,000      607,000

10/86     Birmingham/Eastwood       -          166,000    1,184,000     144,000    166,000    1,328,000     1,494,000      482,000

10/86     Birmingham/Forestdale     -          152,000      948,000     124,000    152,000    1,072,000     1,224,000      392,000

10/86     Birmingham/Centerpoint    -          265,000    1,305,000     191,000    265,000    1,496,000     1,761,000      543,000

10/86     Birmingham/Roebuck
           Plaza                    -          101,000      399,000     125,000    101,000      524,000       625,000      189,000

10/86     Birmingham/
           Greensprings             -          347,000    1,173,000     275,000    347,000    1,448,000     1,795,000      531,000

10/86     Birmingham/Hoover         -          372,000    1,128,000     279,000    372,000    1,407,000     1,779,000      519,000

10/86     Birmingham/Midfield       -          170,000      355,000     159,000    170,000      514,000       684,000      188,000

10/86     Birmingham/
           Huntsville-Leeman        -          158,000      992,000     212,000    158,000    1,204,000     1,362,000      432,000

10/86     Birmingham/
           Huntsville-Drake         -          253,000    1,172,000     196,000    253,000    1,368,000     1,621,000      500,000

10/86     Birmingham/Anniston       -           59,000      566,000     105,000     59,000      671,000       730,000      263,000

10/86     Pilgrim/Monroe            -          595,000    1,043,000     227,000    595,000    1,270,000     1,865,000      473,000

10/86     Pilgrim/I-45              -          704,000    1,146,000     437,000    704,000    1,583,000     2,287,000      556,000

10/86     Pilgrim/Rogerdale         -        1,631,000    2,792,000     404,000  1,631,000    3,196,000     4,827,000    1,181,000


                             PS PARTNERS VI, LTD.
                          SCHEDULE III - REAL ESTATE
                         AND ACCUMULATED DEPRECIATION

                                                                        Costs
                                                                      subsequent                Gross Carrying Amount
                                                  Initial Cost           to                      At December 31, 1995
                                              ---------------------- acquisition   -------------------------------------------------

Date                                                     Building &    Building &              Building &               Accumulated
Acquired     Description       Encumbrances     Land    improvements  improvements    Land    improvements     Total    Depreciation

------------------------------------------------------------------------------------------------------------------------------------

10/86     Pilgrim/Gessner           -        1,032,000    1,693,000      276,000    1,032,000   1,969,000     3,001,000      721,000


10/86     Pilgrim/Richmond          -        1,502,000    2,506,000      450,000    1,502,000   2,956,000     4,458,000    1,076,000


10/86     Pilgrim/Gulfton           -        1,732,000    3,036,000      806,000    1,732,000   3,842,000     5,574,000    1,422,000


10/86     Pilgrim/West Park         -          503,000      854,000      127,000      503,000     981,000     1,484,000      363,000


10/86     Jonesboro                 -          157,000      718,000      145,000      157,000     863,000     1,020,000      312,000


Business
 Parks

3/86      Silvergate                -        4,201,000    5,099,000    2,644,000    4,201,000    7,743,000   11,944,000    3,480,000


5/86      Signal Hill/Parkway       -        2,463,000    4,837,000    1,221,000    2,463,000    6,058,000    8,521,000    2,397,000

                                ----------------------------------------------------------------------------------------------------

                                $   -      $24,282,000  $55,202,000  $11,617,000  $24,282,000  $66,819,000  $91,101,000  $25,636,000

                                ====================================================================================================


                             PS PARTNERS VI, LTD.
                       A CALIFORNIA LIMITED PARTNERSHIP
                          REAL ESTATE RECONCILIATION
                           SCHEDULE III (CONTINUED)

(a) The following is a reconciliation of cost and related accumulated depreciation.

                      GROSS CARRYING COST RECONCILIATION

                                                             Years Ended December 31,
                                                    ----------------------------------------
                                                       1995           1994          1993
                                                    ----------------------------------------
Balance at beginning of the period                  $90,056,000    $88,934,000   $88,090,000

Additions during the period:
  Improvements, etc.                                  1,045,000      1,122,000       844,000

Deductions during the period:
  Foreclosure of real estate                                  -              -             -
                                                    ----------------------------------------
Balance at the close of the period                  $91,101,000    $90,056,000   $88,934,000
                                                    ========================================


                    ACCUMULATED DEPRECIATION RECONCILIATION

                                                            Years Ended December 31,
                                                    ----------------------------------------
                                                       1995           1994          1993
                                                    ----------------------------------------
Balance at beginning of the period                  $22,468,000    $19,463,000   $16,446,000

Additions during the period:
  Depreciation                                        3,168,000      3,005,000     3,017,000

Deductions during the period:
  Foreclosure of real estate                                  -              -             -
                                                    ----------------------------------------
Balance at the close of the period                  $25,636,000    $22,468,000   $19,463,000
                                                    ========================================


(b) The aggregate cost of real estate for Federal income tax purposes is $90,062,000.