Form 10-Q
period 1996-03-31
PS PARTNERS VI LTD
filed 1996-05-15
CIK 773281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1996
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                to
                              ---------------   -----------------

Commission File Number 0-14477
                       --------


             PS PARTNERS VI, LTD., a California Limited Partnership
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           California                                        95-3950440
- -------------------------------                        ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                         Identification Number)

         701 Western Avenue
      Glendale, California                                         91201-2394
- ----------------------------------------               ------------------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
                                                     ---------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No
                                       --   --

                                      INDEX


PART I.   FINANCIAL INFORMATION


         Condensed consolidated balance sheets at March 31, 1996
              and December 31, 1995                                        2

         Condensed consolidated statements of income for the three
              months ended March 31, 1996 and 1995                         3

         Condensed consolidated statements of cash flows for the three
              months ended March 31, 1996 and 1995                         4

         Notes to condensed consolidated financial statements              5

         Management's discussion and analysis of financial condition
              and results of operations                                    6-7



PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                         8

                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                            March 31,              December 31,
                                                                               1996                   1995
                                                                        -------------------    --------------------
                                                                           (Unaudited)
                                     ASSETS
                                     ------


Cash and cash equivalents                                                  $     1,973,000          $    2,054,000

Rent and other receivables                                                          31,000                  53,000


Real estate facilities, at cost:
     Land                                                                       24,282,000              24,282,000
     Buildings and equipment                                                    67,311,000              66,819,000
                                                                        -------------------    --------------------
                                                                                91,593,000              91,101,000

     Less accumulated depreciation                                             (26,464,000)           (25,636,000)
                                                                        -------------------    --------------------
                                                                                65,129,000              65,465,000

Other assets                                                                       148,000                 145,000
                                                                        -------------------    --------------------

                                                                             $  67,281,000           $  67,717,000
                                                                        ===================    ====================


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable                                                          $        819,000         $     1,063,000

Advance payments from renters                                                      407,000                 373,000


Minority interest in general partnerships                                       23,792,000              23,596,000

Partners' equity:
     Limited partners' equity, $500 per unit, 150,000
          units  authorized, issued and outstanding                             41,743,000              42,161,000
     General partners' equity                                                      520,000                 524,000
                                                                        -------------------    --------------------

     Total partners' equity                                                     42,263,000              42,685,000
                                                                        -------------------    --------------------

                                                                             $  67,281,000           $  67,717,000
                                                                        ===================    ====================

                            See accompanying notes.
                                       2

                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                    Three Months Ended
                                                         March 31,
                                         ---------------------------------------
                                            1996                    1995
                                         ----------------    -------------------

REVENUE:

Rental income                             $    3,190,000           $  3,077,000
Interest income                                   24,000                 21,000
                                         ----------------    -------------------
                                               3,214,000              3,098,000
                                         ----------------    -------------------

COSTS AND EXPENSES:

Cost of operations                             1,019,000              1,006,000

Management fees                                  186,000                180,000

Depreciation and amortization                    828,000                774,000

Administrative                                    15,000                 53,000
                                         ----------------    -------------------
                                               2,048,000              2,013,000
                                         ----------------    -------------------


Income before minority interest                1,166,000              1,085,000

Minority interest in income                      586,000                553,000
                                         ----------------    -------------------

NET INCOME                               $       580,000         $      532,000
                                         ================    ===================

Limited partners' share of net income
     ($3.17 per unit in 1996 and $2.85
     per unit in 1995)                   $       475,000         $      428,000
General partners' share of net income            105,000                104,000
                                         ----------------    -------------------
                                         $       580,000         $      532,000
                                         ================    ===================


                            See accompanying notes.

                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                     Three Months Ended
                                                                                         March 31,
                                                                        ---------------------------------------------
                                                                                1996                     1995
                                                                        ---------------------     -------------------

Cash flows from operating activities:

     Net income                                                              $       580,000          $      532,000

     Adjustments to reconcile net income to net cash provided by operating activities

          Depreciation and amortization                                              828,000                 774,000

          Decrease in rent and other receivables                                      22,000                       -

          Increase in other assets                                                   (3,000)                       -

          Decrease in accounts payable                                             (244,000)               (288,000)

          Increase in advance payments from renters                                   34,000                  9,000

          Minority interest in income                                                586,000                 553,000
                                                                        ---------------------     -------------------

               Total adjustments                                                   1,223,000               1,048,000
                                                                        ---------------------     -------------------

               Net cash provided by operating activities                           1,803,000               1,580,000
                                                                        ---------------------     -------------------

Cash flows from investing activities:

     Additions to real estate facilities                                           (492,000)               (180,000)
                                                                        ---------------------     -------------------

               Net cash used in investing activities                               (492,000)               (180,000)
                                                                        ---------------------     -------------------

Cash flows from financing activities:

     Distributions to holder of minority interest                                  (390,000)               (409,000)
     Distributions to partners                                                   (1,002,000)             (1,002,000)
                                                                        ---------------------     -------------------

               Net cash used in financing activities                             (1,392,000)             (1,411,000)
                                                                        ---------------------     -------------------

Net decrease in cash and cash equivalents                                           (81,000)                (11,000)


Cash and cash equivalents at the beginning of the period                           2,054,000               1,407,000
                                                                        ---------------------     -------------------

Cash and cash equivalents at the end of the period                            $    1,973,000          $    1,396,000
                                                                        =====================     ===================

                            See accompanying notes.

                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)



1. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1995.

2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1996, the results of operations for the three months ended March 31, 1996 and 1995 and cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:
- ----------------------

Three months ended March 31, 1996 compared to three months ended March 31, 1995:

     The Partnership's net income was $580,000 and $532,000 for the three months ended March 31, 1996 and 1995, respectively, representing an increase of $48,000 or 9%. The increase was primarily due to increased operating results at the Partnership's facilities combined with a decrease in administrative expenses, partially offset by increases in depreciation expense and minority interest in income for those properties held in joint venture with Public Storage, Inc. ("PSI").

     Net operating income (rental income less cost of operations and management fees and excluding depreciation expense) increased by $94,000 or 5%, as rental income increased by $113,000 or 4%, and cost of operations (including management fees and excluding depreciation expense) increased by $19,000 or 2%.

     Rental income for the Partnership's mini-warehouse operations was $2,703,000 compared to $2,603,000 for the three months ended March 31, 1996 and 1995, respectively, representing an increase of $100,000 or 4%. The increase in rental income was primarily attributable to increased rental rates at the mini-warehouse facilities. The monthly average realized rent per square foot for the mini-warehouse facilities was $.61 compared to $.59 for the three months ended March 31, 1996 and 1995, respectively. The weighted average occupancy levels at the mini-warehouse facilities remained stable at 87% for both three month periods ended March 31, 1996 and 1995. Costs of operations (including management fees) increased $37,000 or 4% to $1,007,000 from $970,000 for the three months ended March 31, 1996 and 1995, respectively. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $63,000 or 4% from $1,633,000 to $1,696,000 for the three months ended March 31, 1995 and 1996, respectively.

     Rental income for the Partnership's business park operations was $487,000 compared to $474,000 for the three months ended March 31, 1996 and 1995, respectively, representing an increase of $13,000 or 3%. The increase in rental income was primarily attributable to increased rental rates combined with an increase in the occupancy level. The monthly average realized rent per square foot for the business park facilities was $.55 compared to $.54 for the three months ended March 31, 1996 and 1995, respectively. The weighted average occupancy level at the business park facilities increased from 97% to 98% for the three months ended March 31, 1995 and 1996, respectively. Cost of operations (including management fees) decreased $18,000 or 8% to $198,000 from $216,000 for the three months ended March 31, 1996 and 1995, respectively. Accordingly, for the Partnership's business park facilities, property net operating income increased by $31,000 or 13% from $258,000 to $289,000 for the three months ended March 31, 1995 and 1996, respectively.

     Administrative expenses decreased $38,000 from $53,000 in 1995 to $15,000 in 1996. This decrease is principally a result of non-recurring expenses incurred during 1995 in connection with having the Partnership's facilities undergo environmental studies combined with decreases in accounting expenses and filing fees.

     Minority interest in income was $586,000 in 1996 compared to $553,000 in 1995, representing an increase of $33,000, or 6%. This increase was primarily the result of improved operations at the Partnership's mini-warehouse facilities which are owned jointly with PSI.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($1,803,000 for the three months ended March 31, 1996) has been sufficient to meet all current obligations of the Partnership.

     During 1996, the Partnership anticipates approximately $833,000 of capital improvements (of which $193,000 represents PSI's joint venture share). During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities managed by it. Such enhancements will include new signs, exterior color schemes, and improvements to the rental offices. Included in the 1996 capital improvement budget are estimated costs of $145,000 for such enhancements. Total capital improvements were $492,000 for the three months ended March 31, 1996 of which $349,000 represents the Partnership's share.

     The Partnership paid distributions to the limited and general partners totaling $893,000 ($5.95 per unit) and $109,000, respectively, during the first three months of 1996. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

                           PART II. OTHER INFORMATION


ITEMS 1 through 5 are not applicable.

ITEM 6       Exhibits and Reports on Form 8-K

             (a) The following Exhibits are included herein:

                  (27) Financial Data Schedule

             (b) Form 8-K
                  None


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             DATED:   May 14, 1996

                                      PS PARTNERS VI, LTD.,
                                      a California Limited Partnership

                             BY:      Public Storage, Inc.
                                      General Partner

                             BY:      /s/ Ronald L. Havner, Jr.
                                      -----------------------------------------
                                      Ronald L. Havner, Jr.
                                      Senior Vice President and Chief Financial
                                        Officer of Public Storage, Inc.
                                        (principal financial officer)

                             BY:        /s/ John Reyes
                                      -----------------------------------------
                                       John Reyes
                                       Vice President and Controller
                                        of Public Storage, Inc.
                                        (principal accounting officer)