Form 10-Q
period 1996-06-30
PS PARTNERS VI LTD
filed 1996-08-13
CIK 773281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from           to
                              ----------   --------------


Commission File Number 0-14476
                       --------


              PS PARTNERS VI, LTD., a California Limited Partnership
              ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               California                                       95-3950440
- ------------------------------------                  --------------------------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                      Identification Number)


           701 Western Avenue
          Glendale, California                                      91201-2394
- ------------------------------------                  --------------------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       --   ---

                                      INDEX


PART I   FINANCIAL INFORMATION


         Condensed consolidated balance sheets at June 30, 1996
              and December 31, 1995                                            2

         Condensed consolidated statements of income for the three and six
              months ended June 30, 1996 and 1995                              3

         Condensed consolidated statements of cash flows for the six
              months ended June 30, 1996 and 1995                              4

         Notes to condensed consolidated financial statements                  5

         Management's discussion and analysis of financial condition
              and results of operations                                      6-8



PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                             9

                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                             June 30,                December 31,
                                                                               1996                      1995
                                                                        -------------------      ---------------------
                                                                           (Unaudited)
                                     ASSETS


Cash and cash equivalents                                                 $    2,009,000             $    2,054,000

Rent and other receivables                                                        44,000                     53,000


Real estate facilities, at cost:
     Land                                                                     24,282,000                 24,282,000
     Buildings and equipment                                                  67,957,000                 66,819,000
                                                                      -------------------      ---------------------
                                                                              92,239,000                 91,101,000

     Less accumulated depreciation                                           (27,327,000)              (25,636,000)
                                                                      -------------------      ---------------------
                                                                              64,912,000                 65,465,000

Other assets                                                                     167,000                    145,000
                                                                      -------------------      ---------------------

                                                                           $  67,132,000              $  67,717,000
                                                                      ===================      =====================



                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                         $       907,000            $     1,063,000

Advance payments from renters                                                    400,000                    373,000

Minority interest in general partnerships                                     23,994,000                 23,596,000

Partners' equity:
     Limited partners' equity, $500 per unit, 150,000
          units  authorized, issued and outstanding                           41,316,000                 42,161,000
     General partners' equity                                                    515,000                    524,000
                                                                      -------------------      ---------------------


     Total partners' equity                                                   41,831,000                 42,685,000
                                                                      -------------------      ---------------------

                                                                           $  67,132,000              $  67,717,000
                                                                      ===================      =====================

                             See accompanying notes.
                                       2

                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                      Three Months Ended                            Six Months Ended
                                                           June 30,                                     June 30,
                                           -----------------------------------------    -----------------------------------------
                                                  1996                  1995                   1996                  1995
                                           --------------------   ------------------    --------------------   ------------------

REVENUE:

Rental income                                    $   3,273,000        $   3,137,000           $   6,463,000        $   6,214,000
Interest income                                         23,000               22,000                  47,000               43,000
                                           --------------------   ------------------    --------------------   ------------------
                                                     3,296,000            3,159,000               6,510,000            6,257,000
                                           --------------------   ------------------    --------------------   ------------------

COSTS AND EXPENSES:

Cost of operations                                   1,029,000            1,001,000               2,048,000            2,007,000
Management fees                                        192,000              184,000                 378,000              364,000
Depreciation and amortization                          863,000              762,000               1,691,000            1,536,000
Administrative                                          36,000               52,000                  51,000              105,000
                                           --------------------   ------------------    --------------------   ------------------
                                                     2,120,000            1,999,000               4,168,000            4,012,000
                                           --------------------   ------------------    --------------------   ------------------

Income before minority interest                      1,176,000            1,160,000               2,342,000            2,245,000


Minority interest in income                          (605,000)            (569,000)             (1,191,000)          (1,122,000)
                                           --------------------   ------------------    --------------------   ------------------

NET INCOME                                     $       571,000      $       591,000          $    1,151,000       $    1,123,000
                                           ====================   ==================    ====================   ==================

Limited partners' share of net income
     ($6.27 per unit in 1996 and $6.09
     per unit in 1995)                                                                     $      941,000       $      914,000
General partners' share of net income                                                             210,000              209,000
                                                                                        ====================   ==================
                                                                                           $    1,151,000       $    1,123,000
                                                                                        ====================   ==================

                             See accompanying notes.
                                       3

                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                      Six Months Ended
                                                                                          June 30,
                                                                        ---------------------------------------------
                                                                                1996                     1995
                                                                        ---------------------     -------------------

Cash flows from operating activities:

     Net income                                                             $      1,151,000         $     1,123,000

     Adjustments to reconcile net income to net cash provided by operating activities

          Depreciation and amortization                                            1,691,000               1,536,000
          Increase in rent and other receivables                                       9,000                   2,000
          (Increase) decrease in other assets                                       (22,000)                   2,000
          Decrease in accounts payable                                             (156,000)               (169,000)
          Increase in advance payments from renters                                   27,000                   3,000
          Minority interest in income                                              1,191,000               1,122,000
                                                                        ---------------------     -------------------

               Total adjustments                                                   2,740,000               2,496,000
                                                                        ---------------------     -------------------

               Net cash provided by operating activities                           3,891,000               3,619,000
                                                                        ---------------------     -------------------

Cash flows from investing activities:

     Additions to real estate facilities                                         (1,138,000)               (480,000)
                                                                        ---------------------     -------------------

               Net cash used in investing activities                             (1,138,000)               (480,000)
                                                                        ---------------------     -------------------

Cash flows from financing activities:

     Distributions to holder of minority interest                                  (793,000)               (957,000)
     Distributions to partners                                                   (2,005,000)             (2,003,000)
                                                                        ---------------------     -------------------

               Net cash used in financing activities                             (2,798,000)             (2,960,000)
                                                                        ---------------------     -------------------

Net (decrease) increase in cash and cash equivalents                                (45,000)                 179,000


Cash and cash equivalents at the beginning of the period                           2,054,000               1,407,000
                                                                        ---------------------     -------------------

Cash and cash equivalents at the end of the period                             $   2,009,000          $    1,586,000
                                                                        =====================     ===================

                             See accompanying notes.
                                       4

                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)



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

2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1996, the results of operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations:
- ----------------------

Three months ended June 30, 1996 compared to three months ended June 30, 1995:

     The Partnership's net income was $571,000 and $591,000 for the three months ended June 30, 1996 and 1995, respectively, representing a decrease of $20,000, or 3%. This decrease was primarily due to increases in depreciation, and administrative expenses and minority interest in income for those properties held in joint venture with Public Storage, Inc. ("PSI").

     Net property income (rental income less cost of operations and management fees and excluding depreciation) for the three months ended June 30, 1996 increased $100,000 or 5%, as rental income increased $136,000 or 4%, and costs of operations (including management fees and excluding depreciation expense) increased $36,000 or 3%, compared to the same period in 1995. These increase are due to improved operations at both the Partnership's mini-warehouse and business park facilities.

     Rental income for the Partnership's mini-warehouse operations was $2,772,000 compared to $2,669,000 for the three months ended June 30, 1996 and 1995, respectively, representing an increase of $103,000, or 4%. This increase was primarily attributable to increased rental rates and average occupancy levels. The monthly average realized rent per square foot for the mini-warehouse facilities was $.61 compared to $.60 for the three months ended June 30, 1996 and 1995, respectively. The weighted average occupancy levels at the mini-warehouse facilities was 90% and 88% for the six months ended June 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the mini-warehouses increased $20,000 or 2%, to $1,000,000 from $980,000 for the three months ended June 30, 1996 and 1995, respectively. This increase was primarily attributable to increases in payroll, utilities, advertising, and property tax expenses, partially offset by a decrease in repairs and maintenance expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $83,000 or 5%, from $1,689,000 to $1,772,000 for the three months ended June 30, 1995 and 1996, respectively.

     Rental  income for the  Partnership's  business park  operations  increased
$33,000 or 7%, to $501,000 from $468,000 for the three months ended June 30, 1996 and 1995, respectively. The weighted average occupancy levels at the business park facilities was 98% compared to 96% for the three months ended June 30, 1996 and 1995, respectively. The monthly average realized rent per square foot for the business park facilities was $.57 compared to $.53 for the three months ended June 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the business parks increased $16,000 or 8%, from $205,000 to $221,000 for the three months ended June 30, 1996 and 1995, respectively. Accordingly, for the Partnership's business park facilities, property net operating income increased by $48,000 or 9%, from $521,000 to $569,000 for the six months ended June 30, 1995 and 1996, respectively.

     Depreciation and amortization increased $101,000 from $762,000 for the three months ended June 30, 1995 to $863,000 for the same period in 1996. This increase is principally due to the depreciation of capital expenditures made during 1995 and 1996.

     Administrative expenses decreased $26,000 from $52,000 for the three months ended June 30, 1995 to $36,000 for the same period in 1996. This decrease is principally a result of non-recurring expenses incurred during 1995 in connection with environmental assessments of the Partnership's facilities.

     Minority interest in income was $605,000 for the three months ended June 30, 1996 compared to $569,000 for the same period in 1995, representing an increase of $36,000, or 6%. This increase is primarily the result of additional income allocated to the minority interest from improved operations at the Partnership's facilities which are owned jointly with PSI.

                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months ended June 30, 1996 compared to six months ended June 30, 1995:

     The Partnership's net income was $1,151,000 and $1,123,000 for the six months ended June 30, 1996 and 1995, respectively, representing an increase of $28,000, or 3%. The increase was primarily due to increased operating results at the Partnership's facilities combined with a decrease in administrative expenses, partially offset by increases in depreciation expense and minority interest in income for those properties held in joint venture with PSI.

     Net property income (rental income less cost of operations and management fees and excluding depreciation) for the six months ended June 30, 1996 increased $194,000 or 5%, as rental income increased $249,000 or 4%, and costs of operations (including management fees and excluding depreciation expense) increased $55,000 or 2%, compared to the same period in 1995.

     Rental income for the Partnership's mini-warehouse operations was $5,475,000 compared to $5,272,000 for the six months ended June 30, 1996 and 1995, respectively, representing an increase of $203,000, or 4%. This increase was primarily attributable to increased rental rates. The weighted average occupancy levels at the mini-warehouse facilities was 88% for both the six months ended June 30, 1996 and 1995. The monthly average realized rent per square foot for the mini-warehouse facilities was $.61 compared to $.59 for the six months ended June 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the mini-warehouses increased $57,000 or 3%, to $2,007,000 from $1,950,000 for the six months ended June 30, 1996 and 1995, respectively. This increase was primarily attributable to increases in payroll, utilities, advertising, and property tax expenses, partially offset by a decrease in repairs and maintenance expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $146,000 or 4%, from $3,322,000 to $3,468,000 for the six months ended June 30, 1995 and 1996, respectively.

     Rental income for the Partnership's business park operations increased $46,000 or 5%, to $988,000 from $942,000 for the six months ended June 30, 1996 and 1995, respectively. The weighted average occupancy levels at the business park facilities was 98% compared to 97% for the six months ended June 30, 1996 and 1995, respectively. The monthly average realized rent per square foot for the business park facilities was $.56 compared to $.54 for the six months ended June 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the business parks decreased $2,000 or .5%, to $419,000 from $421,000 for the six months ended June 30, 1996 and 1995, respectively. Accordingly, for the Partnership's business park facilities, property net operating income increased by $48,000 or 9%, from $521,000 to $569,000 for the six months ended June 30, 1995 and 1996, respectively.

     Depreciation and amortization increased $155,000 from $1,536,000 for the six months ended June 30, 1995 to $1,691,000 for the same period in 1996. This increase is principally due to the depreciation of capital expenditures made during 1995 and 1996.

     Administrative expenses decreased $69,000 from $105,000 in 1995 to $51,000 in 1996. This decrease is principally a result of non-recurring expenses incurred during 1995 in connection with environmental assessments of the Partnership's facilities.

                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Minority interest in income was $1,191,000 in 1996 compared to $1,122,000 in 1995, representing an increase of $69,000, or 6%. This increase was primarily the result of improved operations at the Partnership's facilities which are owned jointly with PSI.


Liquidity and Capital Resources
- -------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($3,891,000 for the six months ended June 30, 1996) has been sufficient to meet all current obligations of the Partnership.

     During 1996, the Partnership anticipates approximately $2,226,000 of capital improvements (of which $611,000 represents PSI's joint venture share). During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities managed by it. In addition, several of the Texas properties are undergoing major property enhancements, which include the installation of climate control. Total capital improvements were $1,138,000 for the six months ended June 30, 1996 of which $812,000 represents the Partnership's share.

     The Partnership paid distributions to the limited and general partners totaling $1,786,000 ($11.90 per unit) and $219,000, respectively, during the first six months of 1996. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                            DATED:   August 13, 1996

                                     PS PARTNERS VI, LTD.,
                                     a California Limited Partnership

                            BY:      Public Storage, Inc.
                                     General Partner

                            BY:      /s/ Ronald L. Havner, Jr.
                                     -----------------------------
                                     Ronald L. Havner, Jr.
                                     Senior Vice President and Chief Financial
                                       Officer of Public Storage, Inc.
                                       (principal financial officer)

                            BY:        /s/ John Reyes
                                     -----------------------------
                                    John Reyes
                                     Vice President and Controller
                                       of Public Storage, Inc.
                                       (principal accounting officer)