Form 10-Q
period 1996-09-30
PS PARTNERS VI LTD
filed 1996-11-12
CIK 773281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1996
                     ------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from         to
                              --------    ---------

Commission File Number 0-14477
                       --------


              PS PARTNERS VI, LTD., a California Limited Partnership
              ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               California                                        95-3950440
-----------------------------------                      ----------------------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                       Identification Number)

           701 Western Avenue
          Glendale, California                                  91201-2394
-----------------------------------                      ----------------------
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

                                    Yes X No
                                       --   --

                                      INDEX


PART I.   FINANCIAL INFORMATION

Condensed consolidated balance sheets at September 30, 1996
     and December 31, 1995                                                2

Condensed consolidated statements of income for the three and nine
     months ended September 30, 1996 and 1995                             3

Condensed consolidated statements of cash flows for the nine
     months ended September 30, 1996 and 1995                             4

Notes to condensed consolidated financial statements                      5

Management's discussion and analysis of financial condition
     and results of operations                                          6-8

PART II.  OTHER INFORMATION

(Items 1 through 4 are not applicable)

Item 5 - Other Information                                                9

Item 6 - Exhibits and Reports on Form 8-K                                 9


                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                          September 30,             December 31,
                                                                               1996                    1995
                                                                        -------------------     --------------------
                                                                           (Unaudited)
                                     ASSETS


    Cash and cash equivalents                                              $     2,061,000           $    2,054,000

    Rent and other receivables                                                      94,000                   53,000

    Real estate facilities, at cost:
         Land                                                                   24,282,000               24,282,000
         Buildings and equipment                                                68,648,000               66,819,000
                                                                        -------------------     --------------------
                                                                                92,930,000               91,101,000

         Less accumulated depreciation                                         (28,214,000)             (25,636,000)
                                                                        -------------------     --------------------
                                                                                64,716,000               65,465,000

    Other assets                                                                   197,000                  145,000
                                                                        -------------------     --------------------
                                                                              $ 67,068,000            $  67,717,000
                                                                        ===================     ====================


                        LIABILITIES AND PARTNERS' EQUITY


    Accounts payable                                                       $     1,099,000          $     1,063,000

    Advance payments from renters                                                  369,000                  373,000

    Minority interest in general partnerships                                   24,182,000               23,596,000

    Partners' equity:
         Limited partners' equity, $500 per unit, 150,000
              units  authorized, issued and outstanding                         40,907,000               42,161,000
         General partners' equity                                                  511,000                  524,000
                                                                        -------------------     --------------------

         Total partners' equity                                                 41,418,000               42,685,000
                                                                        -------------------     --------------------
                                                                              $ 67,068,000            $  67,717,000
                                                                        ===================     ====================



                             See accompanying notes.

                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                              Three Months Ended                    Nine Months Ended
                                                                September 30,                         September 30,
                                                      -----------------------------------  ------------------------------------
                                                            1996              1995               1996               1995
                                                      -----------------  ----------------  -----------------  -----------------

        REVENUE:

        Rental income                                     $  3,358,000     $   3,215,000      $   9,821,000       $  9,429,000
        Interest income                                         27,000            26,000             74,000             69,000
                                                      -----------------  ----------------  -----------------  -----------------
                                                             3,385,000         3,241,000          9,895,000          9,498,000
                                                      -----------------  ----------------  -----------------  -----------------

        COSTS AND EXPENSES:

        Cost of operations                                   1,029,000           979,000          3,077,000          2,986,000
        Management fees                                        196,000           188,000            574,000            552,000
        Depreciation and amortization                          887,000           821,000          2,578,000          2,357,000
        Administrative                                          52,000            49,000            103,000            154,000
                                                      -----------------  ----------------  -----------------  -----------------
                                                             2,164,000         2,037,000          6,332,000          6,049,000
                                                      -----------------  ----------------  -----------------  -----------------

        Income before minority interest                      1,221,000         1,204,000          3,563,000          3,449,000

        Minority interest in income                           (633,000)         (606,000)        (1,824,000)        (1,728,000)
                                                      -----------------  ----------------  -----------------  -----------------

        NET INCOME                                      $      588,000    $      598,000      $   1,739,000     $    1,721,000
                                                      =================  ================  =================  =================

        Limited partners' share of net income
             ($9.49 per unit in 1996 and $9.37
             per unit in 1995)                                                                $   1,424,000      $   1,406,000
        General partners' share of net income                                                       315,000            315,000
                                                                                           -----------------  -----------------
                                                                                              $   1,739,000     $    1,721,000
                                                                                           =================  =================

                             See accompanying notes.
                                       3

                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                          -----------------------------------------
                                                                                 1996                  1995
                                                                          -------------------   -------------------

    CASH FLOWS FROM OPERATING ACTIVITIES:

         Net income                                                           $    1,739,000       $     1,721,000

         Adjustments to reconcile net income to net cash provided by operating activities

              Depreciation and amortization                                        2,578,000             2,357,000
              Increase in rent and other receivables                                 (41,000)               (6,000)
              (Increase) decrease in other assets                                    (52,000)                1,000
              Increase in accounts payable                                            36,000               123,000
              Decrease in advance payments from renters                               (4,000)              (14,000)
              Minority interest in income                                          1,824,000             1,728,000
                                                                          -------------------   -------------------

                   Total adjustments                                               4,341,000             4,189,000
                                                                          -------------------   -------------------

                   Net cash provided by operating activities                       6,080,000             5,910,000
                                                                          -------------------   -------------------

    CASH FLOWS FROM INVESTING ACTIVITIES:

         Additions to real estate facilities                                      (1,829,000)             (719,000)
                                                                          -------------------   -------------------

                   Net cash used in investing activities                          (1,829,000)             (719,000)
                                                                          -------------------   -------------------

    CASH FLOWS FROM FINANCING ACTIVITIES:

         Distributions to holder of minority interest                             (1,238,000)           (1,563,000)
         Distributions to partners                                                (3,006,000)           (3,006,000)
                                                                          -------------------   -------------------

                   Net cash used in financing activities                          (4,244,000)           (4,569,000)
                                                                          -------------------   -------------------

    Net increase in cash and cash equivalents                                          7,000               622,000

    Cash and cash equivalents at the beginning of the period                       2,054,000             1,407,000
                                                                          -------------------   -------------------

    Cash and cash equivalents at the end of the period                        $    2,061,000         $   2,029,000
                                                                          ===================   ===================

                             See accompanying notes.

                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


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

2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 1996, the results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:
----------------------

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995:

     The Partnership's net income was $588,000 and $598,000 for the three months ended September 30, 1996 and 1995, respectively, representing a decrease of $10,000, or 2%. This decrease was primarily due to increases in depreciation expense and minority interest in income for those properties held in joint 9venture with Public Storage, Inc. ("PSI"), partially offset by increased property operating results.

     Net property income (rental income less cost of operations and management fees and excluding depreciation) for the three months ended September 30, 1996 increased $85,000 or 4%, as rental income increased $143,000 or 4%, and costs of operations (including management fees and excluding depreciation expense) increased $58,000 or 5%, compared to the same period in 1995. These increase are due to improved operations at both the Partnership's mini-warehouse and business park facilities.

     Rental income for the Partnership's mini-warehouse operations was $2,858,000 compared to $2,739,000 for the three months ended September 30, 1996 and 1995, respectively, representing an increase of $119,000, or 4%. This increase was primarily attributable to increased rental rates and average occupancy levels. The monthly average realized rent per square foot for the mini-warehouse facilities was $.62 compared to $.61 for the three months ended September 30, 1996 and 1995, respectively. The weighted average occupancy levels at the mini-warehouse facilities was 92% and 89% for the three months ended September 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the mini-warehouses increased $64,000, or 7%, to $1,018,000 from $954,000 for the three months ended September 30, 1996 and 1995, respectively. This increase was primarily attributable to increases in advertising, property tax, payroll, and repairs and maintenance expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $55,000, or 3%, from $1,785,000 to $1,840,000 for the three months ended September 30, 1995 and 1996, respectively.

     Rental income for the Partnership's business park operations increased $24,000, or 5%, to $500,000 from $476,000 for the three months ended September 30, 1996 and 1995, respectively. This increase was primarily attributable to increased rental rates and average occupancy levels. The weighted average occupancy levels at the business park facilities were 98% compared to 96% for the three months ended September 30, 1996 and 1995, respectively. The monthly average realized rent per square foot for the business park facilities was $.56 compared to $.54 for the three months ended September 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the business parks decreased $6,000, or 8%, from $207,000 to $213,000 for the three months ended September 30, 1996 and 1995, respectively. Accordingly, for the Partnership's business park facilities, property net operating income increased by $30,000, or 11%, from $263,000 to $293,000 for the three months ended September 30, 1995 and 1996, respectively.

     Depreciation and amortization increased $66,000 from $821,000 for the three months ended September 30, 1995 to $887,000 for the same period in 1996. This increase is principally due to the depreciation of capital expenditures made during 1995 and 1996.

     Minority  interest  in  income  was  $633,000  for the three  months  ended
September 30, 1996 compared to $606,000 for the same period in 1995, representing an increase of $27,000, or 4%. This increase is primarily the result of additional income allocated to the minority interest from improved operations at the Partnership's facilities which are owned jointly with PSI.

                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995:

     The Partnership's net income was $1,739,000 and $1,721,000 for the nine months ended September 30, 1996 and 1995, respectively, representing an increase of $18,000, or 1%. The increase was primarily due to increased operating results at the Partnership's facilities combined with a decrease in administrative expenses, partially offset by increases in depreciation expense and minority interest in income for those properties held in joint venture with PSI.

     Net property income (rental income less cost of operations and management fees and excluding depreciation) for the nine months ended September 30, 1996 increased $279,000 or 5%, as rental income increased $392,000 or 4%, and costs of operations (including management fees and excluding depreciation expense) increased $113,000 or 3%, compared to the same period in 1995.

     Rental income for the Partnership's mini-warehouse operations was $8,333,000 compared to $8,011,000 for the nine months ended September 30, 1996 and 1995, respectively, representing an increase of $322,000, or 4%. This increase was primarily attributable to increased rental rates and average occupancy levels. The weighted average occupancy levels at the business park facilities were 90% compared to 88% for the nine months ended September 30, 1996 and 1995, respectively. The monthly average realized rent per square foot for the mini-warehouse facilities was $.61 compared to $.60 for the nine months ended September 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the mini-warehouses increased $120,000, or 4%, to $3,025,000 from $2,905,000 for the nine months ended September 30, 1996 and 1995, respectively. This increase was primarily attributable to increases in property tax, advertising, and payroll expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $202,000, or 4%, from $5,106,000 to $5,308,000 for the nine months ended
September 30, 1995 and 1996, respectively.

     Rental income for the Partnership's business park operations increased $70,000, or 5%, to $1,488,000 from $1,418,000 for the nine months ended
September 30, 1996 and 1995, respectively. This increase was primarily attributable to increased rental rates and average occupancy levels. The weighted average occupancy levels at the business park facilities were 98% compared to 97% for the nine months ended September 30, 1996 and 1995, respectively. The monthly average realized rent per square foot for the business park facilities was $.56 compared to $.54 for the nine months ended September 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the business parks decreased $7,000, or 1%, to $626,000 from $633,000 for the nine months ended September 30, 1996 and 1995, respectively. Accordingly, for the Partnership's business park facilities, property net operating income increased by $77,000, or 10%, from $785,000 to $862,000 for the nine months ended September 30, 1995 and 1996, respectively.

     Depreciation and amortization increased $221,000 from $2,357,000 for the nine months ended September 30, 1995 to $2,578,000 for the same period in 1996. This increase is principally due to the depreciation of capital expenditures made during 1995 and 1996.

     Administrative expenses decreased $51,000 from $154,000 in 1995 to $103,000 in 1996. This decrease is principally a result of non-recurring expenses incurred during 1995 in connection with environmental assessments of the Partnership's facilities.

     Minority interest in income was $1,824,000 in 1996 compared to $1,728,000 in 1995, representing an increase of $96,000, or 6%. This increase was primarily the result of improved operations at the Partnership's facilities which are owned jointly with PSI.

                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($6,080,000 for the nine months ended September 30, 1996) has been sufficient to meet all current obligations of the Partnership.

     During 1996, the Partnership anticipates approximately $2,226,000 of capital improvements (of which $611,000 represents PSI's joint venture share). During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities managed by it. In addition, several of the Texas properties are undergoing major property enhancements, which include the installation of climate control. Total capital improvements were $1,829,000 for the nine months ended September 30, 1996 of which $1,315,000 represents the Partnership's share.

     The Partnership paid distributions to the limited and general partners totaling $2,678,000 ($17.85 per unit) and $328,000, respectively, during the first nine months of 1996. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

                           PART II. OTHER INFORMATION

ITEMS 1 through 4 are not applicable.

Item 5   Other Information
         -----------------

     In July and August 1996, PSI completed cash tender offers pursuant to which PSI acquired a total of 23,800 limited partnership units in the Partnership at $281 per unit.

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

                        DATED:   November 12, 1996

                                 PS PARTNERS VI, LTD.,
                                 a California Limited Partnership

                        BY:      Public Storage, Inc.
                                 General Partner

                        BY:      /s/ Ronald L. Havner, Jr.
                                 ------------------------------------
                                 Ronald L. Havner, Jr.
                                 Senior Vice President and Chief Financial
                                   Officer of Public Storage, Inc.
                                   (principal financial officer)

                        BY:        /s/ John Reyes
                                 ------------------------------------
                                 John Reyes
                                 Vice President and Controller
                                   of Public Storage, Inc.
                                   (principal accounting officer)