Form 10-K405
period 1996-12-31
PS PARTNERS VI LTD
filed 1997-03-28
CIK 773281

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1996
                          -----------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from        to
                              --------  ----------

Commission File Number 0-14477
                       -------

             PS PARTNERS VI, LTD., a California Limited Partnership
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            California                                      95-3950440
----------------------------------                   ------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                      Identification Number)
        701 Western Avenue
       Glendale, California                                 91201-2394
----------------------------------                   ------------------------
    (Address of principal executive                         (Zip Code)
               offices)

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

     The Partnership was formed to invest in and operate existing self-service facilities offering storage space for personal and business use (the "mini-warehouses") and to invest up to 40% of the net proceeds of the offering in and operate existing office and industrial properties. The Partnership's investments were made through general partnerships with Storage Equities, Inc., now known as Public Storage, Inc. ("PSI"), a real estate investment trust
("REIT") organized as a corporation under the laws of California. For tax administrative efficiency, the original general partnerships with PSI were consolidated into a single general partnership effective December 31, 1990.

     In 1995, there was a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc. and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc. In the PSMI Merger, Storage Equities, Inc. was renamed Public Storage, Inc. and it acquired substantially all of PSMI's United States real estate operations and became the operator of the Partnership's mini-warehouse properties.

     The Partnership's general partners (the "General Partners") are PSI and B. Wayne Hughes ("Hughes"). PSI became a co-general partner in September 1993, when PSI acquired the interest of PSI Associates, Inc. ("PSA"), an affiliate of PSMI, relating to PSA's general partner capital contribution in the Partnership. Hughes has been a general partner of the Partnership since its inception. Hughes is the chairman of the board and chief executive officer of PSI, and Hughes and members of his family (the "Hughes Family") are the major shareholders of PSI. The Partnership is managed, and its investment decisions are made by Hughes and the executive officers and directors of PSI. The limited partners of the Partnership have no right to participate in the management or conduct of its business affairs.

     The Partnership's mini-warehouse properties are managed by PSI pursuant to a Management Agreement. PSI believes that it is the largest operator of mini-warehouse facilities in the United States.

     Through 1996, the Partnership's commercial properties were managed by Public Storage Commercial Properties Group, Inc. ("PSCPG") pursuant to a Management Agreement. In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to American Office Park Properties, L.P. ("AOPPLP"), an operating partnership formed to own and operate business parks in which PSI has approximately an 85% economic interest. Included among the properties transferred was the Partnership's transfer of its business parks to AOPPLP in exchange for a 9.1% interest in AOPPLP. The general partner of AOPPLP is PSCPG, now known as American Office Park Properties, Inc. Ronald L. Havner, Jr., formerly Senior Vice-President and Chief Financial Officer of PSI, is the Chief Executive Officer of American Office Park Properties, Inc. See Item 13.

     PSI's current relationship with the Partnership includes (i) the joint ownership of 30 of the Partnership's 32 properties (which excludes the properties transferred to AOPPLP in January 1997), (ii) PSI is a co-general partner along with Hughes, who is chairman of the board and chief executive officer of PSI, (iii) as of February 19, 1997, PSI owned approximately 51.53% of the Partnership's limited partnership units and (iv) PSI is the operator of the Partnership's mini-warehouse facilities.

Investments in Facilities
-------------------------
     The Partnership owns interests in 32 properties (which exclude the properties transferred to AOPPLP in January 1997); 30 of such properties are held in a general partnership comprised of the Partnership and PSI. The Partnership purchased its last property in November, 1986. Reference is made to the table in Item 2 for a summary of information about the Partnership's properties.

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

Commercial Properties
---------------------
     Through 1996, the Partnership owned and operated two business parks; one in Signal Hill, California and one in Tempe, Arizona. These properties were transferred to AOPPLP in January 1997 in exchange for a 9.1% interest in AOPPLP.

Investment  Objectives  and  Polices;  Sale  or  Financing  of  Investments
---------------------------------------------------------------------------
     The Partnership's objectives are to (i) preserve and protect invested capital, (ii) maximize the potential for appreciation in value of its properties, (iii) provide Federal income tax deductions so that during the early years of property operations a portion of cash distributions may be treated as a return of capital for tax purposes, and therefore, may not represent taxable income to the limited partners and (iv) provide for cash distributions from operations.

     The Partnership will terminate on December 31, 2038, unless dissolved earlier. Under the terms of the general partnership agreement with PSI, PSI has the right to require the Partnership to sell all of the joint venture properties (see Item 12(c)). The General Partners have no present intention to seek the liquidation of the Partnership because they believe that it is not an opportune time to sell mini-warehouses. Although the

General Partners originally anticipated a liquidation of the Partnership in 1991-1994, since the completion of the Partnership's offering in 1986, significant changes have taken place in the financial and real estate markets that must be taken into account in considering the timing of any proposed sale or financing, including: (i) the increased construction of mini-warehouses from 1984 to 1988, which has increased competition, (ii) the general deterioration of the real estate market (resulting from a variety of factors, including changes in tax laws), which has significantly affected property values and decreased sales activities and (iii) the reduced sources of real estate financing.

     The Partnership engaged Lawrence R. Nicholson, MAI, a principal with the firm of Nicholson-Douglas Realty Consultants, Inc. ("NDRC") to perform a limited investigation and appraisal of the Partnership's property portfolio. In a letter appraisal report dated December 31, 1996, NDRC indicated that, based on the assumptions contained in the report, the aggregate market value of the Partnership's 34 properties (consisting not only of the Partnership's interest but also including PSI's interest), as of December 31, 1996, was $86,900,000 ($75,000,000 for the 32 mini-warehouses and $11,900,000 for the 2 business parks). (In January 1997, after the date of the appraisal, the Partnership transferred its business parks to AOPPLP in exchange for a 9.1% interest in AOPPLP.) NDRC's report is limited in that NDRC did not inspect the properties and relied primarily upon the income capitalization approach in arriving at its opinion. NDRC's aggregate value conclusion represents the 100% property interests, and although not valued separately, includes both the interest of the Partnership in the properties, as well as the interest of PSI, which owns a joint venture interest (ranging from about 50% to 90%) in 32 of the 34 properties. The analytical process that was undertaken in the appraisal included a review of the properties' unit mix, rental rates and historical financial statements. Following these reviews, a stabilized level of net operating income was projected for the properties (an aggregate of $7,282,000 for the 32 mini-warehouses and $1,137,000 for the 2 business parks). In the case of the mini-warehouses, value estimates were then made using both a direct capitalization analysis ($76,400,000) and a discounted cash flow analysis ($74,700,000). In applying the discounted cash flow analysis to the mini-warehouses, projections of cash flow from each property were developed for an 11-year period ending in the year 2007. Growth rates for income and expenses were assumed to be 3.5% per year. NDRC then used a terminal capitalization rate of 10.0% to capitalize each property's 11th year net operating income into a residual value at the end of the holding period. The ten yearly cash flows plus the residual or reversionary proceeds net of sales costs were then discounted to present worth using a discount rate of 12.5%. In the direct capitalization analysis, NDRC applied a 9.5% capitalization rate to the mini-warehouses' stabilized net operating income. These value estimates were then compared to an estimated value ($74,000,000) using a regression analysis applied to approximately 300 sales of mini-warehouses to evaluate the reasonableness of the estimates using the direct capitalization and discounted cash flow analysis.

     The business parks were valued using a direct capitalization analysis by applying a 9.25% to 10.0% capitalization rate to the business parks' stabilized net operating income and then making adjustments for any necessary capital improvements and stabilization costs. NDRC has prepared other appraisals for the General Partners and their affiliates and is expected to continue to prepare appraisals for the General Partners and their affiliates. No environmental investigations were conducted with respect to the limited investigation of the Partnership's properties. Accordingly, NDRC's appraisal did not take into account any environmental cleanup or other costs that might be incurred in connection with a disposition of the properties. Although there can be no assurance,  based on recently completed  environmental  investigations (see Item
2), the Partnership is not aware of any environmental contamination of its facilities material to its overall business or financial condition. In addition to assuming compliance with applicable environmental laws, the appraisal also assumed, among other things, compliance with applicable zoning and use regulations and the existence of required licenses.

     Limited Partners should recognize that appraisals are opinions as of the date specified, are subject to certain assumptions and the appraised value of the Partnership's properties may not represent their true worth or realizable value. There can be no assurance that, if these properties were sold, they would be sold at the appraised values; the sales price might be higher or lower than the appraised values.

     Based on NDRC's limited appraisal (as of December 31, 1996), the General Partners have estimated a liquidation value per Unit of $258. This liquidation value was calculated assuming (i) the properties owned by the Partnership and PSI were sold at the values reflected in NDRC's report, (ii) costs of 5% of the sales price of the properties were incurred in the sale of the properties, (iii) the proceeds from the properties held jointly by the Partnership and PSI were allocated between them in accordance with the joint venture agreement and (iv) the Partnership's other net assets were liquidated at their book value at September 30, 1996.

Operating Strategies
--------------------
     The Partnership's mini-warehouses are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

     * Capitalize on Public Storage's name recognition. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business. PSI has informed the Partnership that it is the largest mini-warehouse facility operator in the United States in terms of both number of facilities and rentable space operated. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. Commencing in early 1996, PSI began to experiment with a telephone reservation system designed to provide added customer service. Customers calling either PSI's toll-free referral system, (800) 44-STORE, or a mini-warehouse facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. As of December 31, 1996, the telephone reservation system was supporting rental activity at all of the Partnership's properties. PSI's toll-free telephone referral system services approximately 120,000 calls per month from potential customers inquiring as to the nearest Public Storage mini-warehouse.

     * Maintain high occupancy levels and increase realized rents. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. The monthly average realized rent per square foot for the mini-warehouse facilities was $.62 in 1996 compared to $.60 in 1995. The weighted average occupancy levels at the mini-warehouse facilities were 90% in 1996 compared to 88% in 1995. The Partnership has increased rental rates in many markets where it has achieved high occupancy levels and eliminated or minimized promotions.

     * Systems and controls. PSI has an organizational structure and a property operation system, "CHAMP" (Computerized Help and Management Program), which links its corporate office with each mini-warehouse. This enables PSI to obtain daily information from each mini-warehouse and to achieve efficiencies in operations and maintain control over its space inventory, rental rates, promotional discounts and delinquencies. Expense management is achieved through centralized payroll and accounts payable systems and a comprehensive property tax appeals department, and PSI has an extensive internal audit program designed to ensure proper handling of cash collections.

     * Professional property operation. In addition to the approximately 150 support personnel at the Public Storage corporate offices, there are approximately 2,700 on-site personnel who manage the day-to-day operations of the mini-warehouse in the Public Storage system. These on-site personnel are supervised by 110 district managers, 15 regional managers and three divisional managers (with an average of 13 years experience in the mini-warehouse industry) who report to the president of the mini-warehouse property operator (who has 13 years of experience with the Public Storage organization). PSI carefully selects and extensively trains the operational and support personnel and offers them a progressive career path. See "Mini-warehouse Property Operator."

Mini-warehouse Property Operator
--------------------------------
     The Partnership's mini-warehouse properties are managed by PSI pursuant to a Management Agreement.

     Under the supervision of the Partnership, PSI coordinates the operation of the facilities, establishes rental policies and rates, directs marketing activity and directs the purchase of equipment and supplies, maintenance activity, and the selection and engagement of all vendors, supplies and independent contractors.

     PSI engages, at the expense of the Partnership, employees for the operation of the Partnership's facilities, including resident managers, assistant managers, relief managers, and billing and maintenance personnel. Some or all of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, REITs or other entities owning facilities operated by PSI.

     In the purchasing of services such as advertising (including broadcast media advertising) and insurance, PSI attempts to achieve economies by combining the resources of the various facilities that it operates. Facilities operated by PSI have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage.

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

     The Partnership's facilities are typically advertised via signage, yellow pages, flyers and broadcast media advertising (television and radio) in geographic areas in which many of the Partnership's facilities are located. Broadcast media and other advertising costs are charged to the Partnership's facilities located in geographic areas affected by the advertising. From time to time, PSI adopts promotional programs, such as temporary rent reductions, in selected areas or for individual facilities.

     For as long as the Management Agreement is in effect, PSI has granted the Partnership a non-exclusive license to use two PSI service marks and related designs, including the "Public Storage" name, in conjunction with rental and operation of facilities managed pursuant to the Management Agreement. Upon termination of the Management Agreement, the Partnership would no longer have the right to use the service marks and related designs. The General Partners believe that the loss of the right to use the service marks and related designs could have a material adverse effect on the Partnership's business.

     The Management Agreement between the Partnership and PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by either party.

Commercial Property Operator
----------------------------
     Through 1996, the Partnership's commercial properties were managed by PSCPG, now known as American Office Park Properties, Inc., pursuant to a Management Agreement. In January 1997, the Partnership transferred its commercial properties to AOPPLP.

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

Employees
---------
     There are 111 persons who render services on behalf of the Partnership. These persons include resident managers, assistant managers, relief managers, district managers, and administrative personnel. Some of these employees may be employed on a part time basis and may also be employed by other persons, partnerships, REITs, or other entities owning facilities operated by PSI or AOPPLP.

ITEM 2.  PROPERTIES.
         ----------
     The following table sets forth information as of December 31, 1996 about properties owned by the Partnership. Thirty-two of these properties were acquired jointly with PSI and were contributed to a general partnership comprised of the Partnership and PSI.

                                        Net               Number
                                      Rentable              of                Date of                 Ownership
Location                            Square Feet           Spaces            Acquisition              Percentage
------------------------           -------------       ------------        --------------           -------------
ALABAMA
Anniston
   Whiteside                            24,600               266              10-01-86                  76.2%
Birmingham
   Bessemer - Midfield                  19,400               286              10-01-86                  76.2
Birmingham
   Centerpoint Rd.                      41,600               338              10-01-86                  76.2
Birmingham
   Gadson Highway-                      20,800               194              10-01-86                  76.2
   Roebuck Plaza
Birmingham
   Lorna Rd.- Hoover                    35,400               330              10-01-86                  76.2
Birmingham
   Mini-warehouse                       54,000               479              10-01-86                  76.2
   Rd.- Riverchase
Birmingham
   Oporto-Eastwood                      37,000               263              10-01-86                  76.2
Birmingham
   Oxmoor Blvd.                         39,100               350              10-01-86                  76.2
   Greensprings
Birmingham
   Pebble Creek - Forestdale            30,400               321              10-01-86                  76.2
Birmingham
   27th Place S. - Highland             19,600               272              10-01-86                  76.2
Huntsville
   Drake                                43,400               362              10-01-86                  76.2
Huntsville
   Leeman                               43,800               404              10-01-86                  76.2
ARIZONA
Silvergate (a) (b)
   Tempe- W.                           194,500                67              03-27-86                  90.2
   University Dr.
CALIFORNIA
Fremont
   Peralta                              39,100               421              10-24-86                  70.0
Sacramento
   Franklin Blvd.                       50,300               575              05-29-86                  67.6
Signal Hill (a) (b)
   Parkway                             109,200                69              05-29-86                  86.3

                                        Net               Number
                                      Rentable              of                Date of                 Ownership
Location                            Square Feet           Spaces            Acquisition              Percentage
------------------------           -------------       ------------        --------------           -------------
West Los Angeles
   Purdue Ave.                          51,000               639              07-01-86                  50.0%
GEORGIA
Jonesboro
   Jonesboro Rd.                        33,400               275              10-23-86                  50.0
Kansas
Kansas City
   So. 44th                             77,000               567              09-10-86                  72.7
MARYLAND
Capital Heights
   Central Ave.                         54,400               673              07-15-86                  50.0
Laurel
   Ft. Meade Rd.                        35,400               511              08-20-86                  50.0
MICHIGAN
Pontiac
   Dixie Hwy.                           60,100               546              07-01-86                  70.0
Missouri
St. Louis
   Kirkham                              30,600               402              04-10-86                  57.4
St. Louis
   Reavis Barracks                      29,100               317              04-10-86                  57.4
TEXAS
Fort Worth
   East Loop                            36,100               315              04-10-86                 100.0
Houston
   Fairdale                            119,300             1,191              10-01-86                  70.0
Houston
   Glenvista                            59,200               640              10-01-86                  70.0
Houston
   Gulfton                             103,900               889              10-01-86                  70.0
Houston
   N. Freeway                           97,000               903              10-01-86                  70.0
Houston
   Rogerdale                           115,500             1,004              10-01-86                  70.0
Houston
   S. Gessner                          114,200             1,122              10-01-86                  70.0
Houston
   West Park                            52,200               418              10-01-86                  70.0
Richland Hills
   Baker Blvd.                          55,600               416              06-24-86                  50.0
UTAH
West Valley
   So. 3600 St.                         65,900               570              06-10-86                 100.0

------------
(a)  Business Park
(b) In January 1997, the Partnership contributed its business park facilities to AOPPLP in exchange for a 9.1% interest in AOPPLP. See Item 1. 8

     Weighted average occupancy levels for the mini-warehouse and business park facilities were 90% and 98%, respectively, in 1996 and 88% and 97%, respectively, in 1995. In 1996, the monthly realized rent per square foot for the mini-warehouse and business park facilities averaged $.62 and $.55, respectively, compared to $.60 and $.54, respectively, in 1995.

     Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of, such properties. Based on the assessments, the Partnership expensed in 1995 an estimated $217,000 for known environmental remediation requirements. Although there can be no assurance, the Partnership is not aware of any unaccrued environmental contamination of any of its property sites which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

ITEM 3.  LEGAL PROCEEDINGS.
         ------------------
     No material legal proceeding is pending against the Partnership.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------
     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ------------------------------------------------------------------
     The Partnership has no common stock.

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

     Exclusive of the General Partners' interest in the Partnership, as of December 31, 1996, there were approximately 3,067 record holders of Units.

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

ITEM 6.  SELECTED FINANCIAL DATA.
         -----------------------

                                                                 For the Year Ended December 31,
                                                -------------------------------------------------------------------
                                                 1996            1995           1994           1993          1992
                                               --------        --------       --------       --------      --------

                                                               (In thousands, except per Unit data)

Revenues                                     $ 13,306        $ 12,709       $ 12,210       $ 11,781        $ 12,369

Depreciation and amortization                   3,477           3,168          3,033          3,011           3,127

Interest expense                                    -               -              -              6             591

Net income (a)                                  2,293           2,077          2,097          2,005            (708)

   Limited partners' share                      1,873           1,660          1,679          1,662          (1,001)

   General partners' share                        420             417            418            343             293

Limited partners'
   per unit data (b)

   Net income (a)                             $ 12.49         $ 11.07        $ 11.19         $ 11.08         $ (6.67)

   Cash distributions                         $ 23.80         $ 23.80        $ 23.80         $ 19.40         $ 17.97

As of December 31,
------------------

Cash and cash equivalents                     $ 2,047         $ 2,054        $ 1,407        $ 1,203           $ 418

Total assets                                 $ 66,469        $ 67,717       $ 69,194       $ 70,907        $ 76,954

Mortgage notes payable                            $ -             $ -            $ -            $ -         $ 5,004

------------
(a) One of the Partnership's properties was foreclosed upon by the mortgage lenders, reducing assets and mortgage notes payable by $4,680,000. The net loss in 1992 includes a non-recurring loss upon foreclosure of this property of $2,256,000, resulting in a $2,233,000 loss allocable to the limited partners, or $14.89 per unit.
(b) Limited Partners' per unit data is based on the weighted average number of units outstanding during the period (150,000 units).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         ----------------------------------------------------------------------

Results of Operations
---------------------

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995:

     The Partnership's net income in 1996 was $2,293,000 compared to $2,077,000 in 1995, representing an increase of $216,000, or 10%. The increase was primarily a result of increased property operating results, combined with a decrease in environmental costs, partially offset by increases in depreciation expense and minority interest in income for those properties held jointly with PSI.

     Net operating income (rental income less cost of operations and management fees and excluding depreciation expense) increased by $457,000, or 6%, as rental income increased by $592,000, or 5%, and cost of operations (including management fees and excluding depreciation expense) increased by $135,000, or 3%.

     Rental income for the Partnership's mini-warehouse operations was $11,206,000 in 1996 compared to $10,700,000 in 1995, representing an increase of $506,000, or 5%. The increase in rental income was primarily attributable to increases in rental rates and occupancy levels at the mini-warehouse facilities. The monthly average realized rent per square foot for the mini-warehouse facilities was $.62 in 1996 compared to $.60 in 1995. The weighted average occupancy levels at the mini-warehouse facilities were 90% in 1996 compared to 88% in 1995. Costs of operations (including management fees) increased $175,000, or 4%, to $4,130,000 in 1996 from $3,955,000 in 1995. The increase in cost of operations was primarily attributable to increase in advertising, repairs and maintenance, and management fee expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $331,000, or 5%, to $7,076,000 in 1996 from $6,745,000 in 1995.

     Rental income for the Partnership's business park operations was $1,998,000 in 1996 compared to $1,912,000 in 1995, representing an increase of $86,000, or 5%. Rental income in 1996 includes a $33,000 lease buyout at the Partnership's Tempe, Arizona facility. Excluding the effect of the lease buyout, the increase in rental income was primarily attributable to increases in rental rates and occupancy levels at the business park facilities. The monthly average realized rent per square foot for the business park facilities was $.55 in 1996 compared to $.54 in 1995. The weighted average occupancy level at the business park facilities were 98% in 1996 compared to 97% in 1995. Cost of operations (including management fees) decreased $40,000, or 5%, to $842,000 in 1996 from $882,000 in 1995. The decrease in cost of operations was primarily attributable to decreases in lease commission and repairs and maintenance expenses, partially offset by an increase in payroll expense. Accordingly, for the Partnership's business park facilities, property net operating income increased by $126,000, or 12%, to $1,156,000 in 1996 from $1,030,000 in 1995.

     Depreciation and amortization increased $309,000 to $3,477,000 in 1996 from $3,168,000 in 1995. This increase is principally attributable to depreciation of capital expenditures made during 1995 and 1996.

     Minority interest in income was $2,435,000 in 1996 compared to $2,234,000 in 1995, representing an increase of $201,000, or 9%. This increase was primarily the result of improved operations at the Partnership's mini-warehouse facilities which are owned jointly with PSI.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994:

     The Partnership's net income in 1995 was $2,077,000 compared to $2,097,000 in 1994, representing a decrease of $20,000. The decrease was primarily a result of increases in environmental costs and depreciation expenses, partially offset by increased property operating results.

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

     Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. Based on the assessments, the Partnership believes expensed in 1995 an estimated $217,000 for known environmental remediation requirements. Although there can be no assurance, the Partnership is not aware of any unaccrued environmental contamination of its facilities which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

     Minority interest in income was $2,234,000 in 1995 compared to $2,173,000 in 1994, representing an increase of $61,000, or 3%. This increase was primarily the result of improved operations at the Partnership's mini-warehouse facilities which are owned jointly with PSI.

Liquidity and Capital Resources
-------------------------------
     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily by internally generated cash from property operations and existing cash reserves. At December 31, 1996, the Partnership had cash and cash equivalents totaling $2,047,000.

     Cash flows from operating activities ($7,983,000 for the year ended December 31, 1996) have been sufficient to meet all current obligations of the Partnership. Total capital improvements were $2,128,000, $1,045,000, and $1,122,000 in 1996, 1995, and 1994, respectively. The increase in 1996 capital improvements is primarily attributable to various repair and refurbishment projects at five of the Partnership's Houston, Texas mini-warehouse facilities for approximately $1,319,000. During 1997, the Partnership anticipates approximately $1,151,000 of capital improvements (including PSI's joint venture share of $353,000). During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities. Such enhancements include new signs, exterior color schemes, and improvements to the rental offices.

     The Partnership expects to continue making quarterly distributions. Total distributions paid to the General Partners and the limited partners (including per Unit amounts) for 1996 and prior years were as follows:

                                         Total                       Per Unit
                                      -------------                 -----------
      1996                             $4,008,000                     $23.80
      1995                              4,007,000                      23.80
      1994                              4,007,000                      23.80
      1993                              3,265,000                      19.40
      1992                              3,026,000                      17.97

      1991                              4,041,000                      24.00
      1990                              3,523,000                      20.93
      1989                              3,368,000                      20.00
      1988                              3,629,000                      21.55
      1987                              4,418,000                      26.25
      1986                              3,544,000                      24.87


     The Partnership, in prior years, made distributions based on anticipated operating cash flows. Beginning in the second quarter of 1989, the distribution level was lowered to a level supported by current operating cash flow after capital improvements and scheduled debt service. The General Partners distributed, concurrently with the distributions for the fourth quarter of 1991, a portion of the operating reserve of the Partnership and adjusted the on-going distribution level. The operating reserve that was distributed was estimated at $4.00 per Unit. Future distribution levels will be based on cash available for distributions (cash flow from all sources, less cash necessary for capital improvement needs and to establish reserves).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         --------------------------------------------
     The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Consolidated Financial Statements and Financial Statement Schedules in Item 14(a).


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         ----------------------------------------------------
     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.
         ---------------------------------------------------
     The Partnership has no directors or executive officers.

     The Partnership's General Partners are PSI and B. Wayne Hughes. PSI, acting through its directors and executive officers, and Mr. Hughes manage and make investment decisions for the Partnership. The Partnership's mini-warehouse properties are managed by PSI pursuant to a Management Agreement. Through 1996, the Partnership's commercial properties were managed by PSCPG, now known as American Office Park Properties, Inc., pursuant to a Management Agreement. In January 1997, the Partnership transferred its business parks to AOPPLP in exchange for a 9.1% interest in AOPPLP.

     The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:


    Name                       Positions with PSI
------------------------       -------------------------------------------------
B. Wayne Hughes                Chairman of the Board and Chief Executive Officer
Harvey Lenkin                  President and Director
John Reyes                     Senior Vice President and Chief Financial Officer
Hugh W. Horne                  Senior Vice President
Obren B. Gerich                Senior Vice President
Marvin M. Lotz                 Senior Vice President
David Goldberg                 Senior Vice President and General Counsel
A. Timothy Scott               Senior Vice President and Tax Counsel
Sarah Hass                     Vice President and Secretary
Robert J. Abernethy            Director
Dann V. Angeloff               Director
William C. Baker               Director
Uri P. Harkham                 Director

     B. Wayne Hughes, age 63, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes was an officer and director of affiliates of PSMI and a director of PSMI until November 1995. Mr. Hughes has been Chairman of the Board and Chief Executive Officer since 1990 of Public Storage Properties XI, Inc., Public Storage Properties XIV, Inc., Public Storage Properties XV, Inc., Public Storage Properties XVI, Inc., Public Storage
Properties XVII, Inc., Public Storage Properties XVIII, Inc., Public Storage Properties XIX, Inc. and Public Storage Properties XX, Inc. (collectively, the "Public Storage REITs"), REITs that were organized by affiliates of PSMI. From 1989-90 until the respective dates of merger, he was Chairman of the Board and Chief Executive Officer of Public Storage Properties VI, Inc., Public Storage Properties VII, Inc., Public Storage Properties VIII, Inc., Public Storage
Properties IX, Inc., Public Storage Properties X, Inc. and Public Storage Properties XII, Inc., PS Business Parks, Inc., Partners Preferred Yield, Inc., Partners Preferred Yield II, Inc., Partners Preferred Yield III, Inc. and Storage Properties, Inc. ("SPI") (collectively, the "Merged Public Storage REITs"), affiliated REITs that were merged into PSI between September 1994 and December 1996. Mr. Hughes has been active in the real estate investment field for over 25 years.

     Harvey Lenkin, age 60, became President and a director of PSI in November 1991. Mr. Lenkin was an officer and director of PSMI and its affiliates until November 1995. He has been President of the Public Storage REITs since 1990. He was President of the Merged Public Storage REITs from 1989-90 until the respective dates of merger and was also a director of SPI from 1989 until June 1996.

     John Reyes, age 36, a certified public accountant, joined PSMI in 1990 and was controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

     Hugh W. Horne, age 52, has been a Vice President of PSI since 1980 and was Secretary of PSI from 1980 until February 1992 and became Senior Vice President of PSI in November 1995. He was an officer of PSMI from 1973 to November 1995. Mr. Horne has been a Vice President of the Public Storage REITs since 1993. He was a Vice president of SPI from 1989 until June 1996 and of the other Merged Public Storage REITs from 1993 until the respective dates of merger. He is responsible for managing all aspects of property acquisition for PSI.

     Obren B. Gerich, age 58, a certified public accountant and certified financial planner, has been a Vice President of PSI since 1980 and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991. Mr. Gerich was an officer of PSMI from 1975 to November 1995. He has been Vice President and Secretary of the Public Storage REITS since 1990 and was Chief Financial Officer until November 1995. Mr. Gerich was Vice President and Secretary of the Merged Public Storage REITs from 1989-90 until the respective dates of merger.

     Marvin M. Lotz, age 54, has had overall responsibility for Public Storage's mini-warehouse operations since 1988. He became a Senior Vice President of PSI in November 1995. Mr. Lotz was an officer of PSMI with responsibility for property acquisitions from 1983 until 1988.

     David Goldberg, age 47, joined PSMI's legal staff in June 1991, rendering services on behalf of PSI and PSMI. He became a Senior Vice President and General Counsel of PSI in November 1995 and Vice President and General Counsel of the Public Storage REITs in December 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI.

     A. Timothy Scott, age 45, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI and PSMI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI.

     Sarah Hass, age 41, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSMI's legal department in June 1991, rendering services on behalf of PSI and PSMI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

     Robert J. Abernethy, age 57, is President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of directors of Johns Hopkins University and of the Los Angeles County Metropolitan Transportation Authority and a former member of the board of directors of the Metropolitan Water District of Southern California.

     Dann V. Angeloff, age 61, is President of the Angeloff Company, a corporate financial advisory firm. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of Bonded Motors, Inc., Compensation Resource Group, Datametrics Corporation, Nicholas/Applegate Growth Equity Fund, Nicholas/Applegate Investment Trust, ReadyPac Produce, Inc., Royce Medical Company and Seda Specialty Packaging Corp. He was a director of SPI from 1989 until June 1996.

     William C. Baker, age 63, became a director of PSI in November 1991. Since April 1996, Mr. Baker has been Chairman of the Board of Santa Anita Realty Enterprises, Inc., a REIT that owns the Santa Anita Racetrack and other real estate assets. In August 1996, he became Chairman of the Board and Chief Executive Officer of Santa Anita Operating Company, which operates the Santa

Anita Racetrack through its subsidiary the Los Angeles Turf Club, Incorporated. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. Since January 1992, he has been Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company.

     Uri P. Harkham, age 48, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles and Australia.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         --------------------------------------------------------------
     (a) At February 19, 1997, the PSI beneficially owned more than 5% of the Units of the Partnership:


         Title                                                             Amount of             Percent
           of                             Name and Address of              Beneficial               of
         Class                             Beneficial Owner                Ownership              Class
-------------------       -----------------------------------         ------------------        ------------
Units of Limited          Public Storage, Inc.
Partnership               701 Western Avenue
Interest                  Glendale, CA 91201-2394                       77,293 Units (1)        51.53% (1)


-------------
(1)  These  Units  are  held  of  record  by  SEI   Arlington   Acquisition
     Corporation, a wholly-owned subsidiary of PSI.

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

                  The Partnership owns interests in 32 properties (which exclude the properties transferred to AOPPLP in January 1997); 30 of such properties are held in a general partnership comprised of the Partnership and PSI. Under the terms of the partnership agreement relating to the ownership of the properties, PSI has the right to compel a sale of each property at any time after seven years from the date of acquisition at not less than its independently determined fair market value provided the Partnership receives its share of the net sales proceeds solely in cash. As of December 31, 1996, PSI has the right to require the Partnership to sell all of the joint venture properties on these terms.

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

     During 1996, approximately $401,000 was paid to PSI with respect to items 1, 2, and 3 above. The Partnership owns interests in 32 properties (which exclude the properties transferred to AOPPLP in January 1997); 30 of such properties are held in a general partnership comprised of the Partnership and PSI.

     The Partnership has a Management Agreement with PSI pursuant to which the Partnership pays PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership. During 1996, the Partnership paid fees of $672,000 to PSI pursuant to the Management Agreement.

     Through 1996, the Partnership's commercial properties were managed by PSCPG pursuant to a Management Agreement which provides for the payment of a fee by the Partnership of 5% of the gross revenues of the commercial space operated for the Partnership. During 1996, the Partnership paid $100,000 to PSCPG pursuant to the Management Agreement. PSI has a 95% economic interest (represented by voting preferred stock) in PSCPG and the Hughes Family had a 5% economic interest (represented by voting common stock) in PSCPG until December 1996, when the Hughes Family sold its interest to Ronald L. Havner, Jr., formerly Senior Vice President and Chief Financial Officer of PSI, who became the Chief Executive Officer of PSCPG. PSCPG issued additional voting common stock to two other unaffiliated investors. In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to AOPPLP, an operating partnership formed to own and operate business parks in which PSI has an approximate 85% economic interest. Included among the properties transferred was the Partnership's transfer of its business parks to AOPPLP in exchange for a 9.1% interest in AOPPLP. The general partner of AOPPLP is PSCPG, now known as American Office Park Properties, Inc.

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

10.1 Second Amended and Restated Management Agreement dated November 16, 1995, between the Partnership and Public Storage Management, Inc. Previously filed with the Securities and Exchange Commission as an exhibit to PS Partners, Ltd.'s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

10.2 Amended Management Agreement dated February 21, 1995 between Storage Equities, Inc. and Public Storage Commercial Properties Group, Inc. Previously filed with the Securities and Exchange Commission as an exhibit to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

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


                                       PS PARTNERS VI, LTD.,
                                       a California Limited Partnership
Dated:  March 26, 1997          By:    Public Storage, Inc., General Partner


                                By:    /s/ B Wayne Hughes
                                       --------------------------------------
                                       B. Wayne Hughes, Chairman of the Board

                                By:    /s/ B Wayne Hughes
                                       --------------------------------------
                                       B. Wayne Hughes, General Partner


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.

                Signature                          Capacity                                    Date
----------------------------------      ---------------------------------------------       ----------------
/s/ B. Wayne Hughes                     Chairman of the Board and Chief                      March 26, 1997
----------------------------------      Executive Officer of Public Storage, Inc. and
B. Wayne Hughes                         General Partner (principal executive officer)



/s/ Harvey Lenkin                       President and Director                               March 26, 1997
----------------------------------      of Public Storage, Inc.
Harvey Lenkin


/s/ John Reyes                          Senior Vice President and Chief Financial Officer    March 26, 1997
----------------------------------      of Public Storage, Inc. (principal financial
John Reyes                              officer and principal accounting officer)



/s/ Robert J. Abernethy                 Director of Public Storage, Inc.                     March 26, 1997
----------------------------------
Robert J. Abernethy


/s/ Dann V. Angeloff                    Director of Public Storage, Inc.                     March 26, 1997
----------------------------------
Dann V. Angeloff


/s/ William C. Baker                    Director of Public Storage, Inc.                     March 26, 1997
----------------------------------
William C. Baker


/s/ Uri P. Harkham                      Director of Public Storage, Inc.                     March 26, 1997
----------------------------------
Uri P. Harkham


                              PS PARTNERS VI, LTD.
                        a California Limited Partnership

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                  (Item 14 (a))

                                                                       Page
                                                                    References
                                                                    ----------


Report of Independent Auditors                                          F-1

Consolidated Financial Statements and Schedules:

Consolidated Balance Sheets as of December 31, 1996
   and 1995                                                             F-2

For the years ended December 31, 1996, 1995 and 1994:
                                                                        F-3
   Consolidated Statements of Operations

   Consolidated Statements of Partners' Equity                          F-4

   Consolidated Statements of Cash Flows                                F-5

   Notes to Consolidated Financial Statements                          F-6 - F-8

Schedule

   III - Real Estate and Accumulated Depreciation                     F-9 - F-12

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

                       Report of Independent Auditors



The Partners
PS Partners VI, Ltd., a California Limited Partnership

We have audited the consolidated balance sheets of PS Partners VI, Ltd., a California Limited Partnership, as of December 31, 1996 and 1995 and the related consolidated statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a).
These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PS Partners VI, Ltd., a California Limited Partnership, at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.







                                                    ERNST & YOUNG LLP

March 18, 1997
Los Angeles, California

                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995

                                                                                      1996                1995
                                                                               ----------------------------------------

                                     ASSETS

Cash and cash equivalents                                                             $ 2,047,000         $ 2,054,000

Rent and other receivables                                                                 96,000              53,000

Real estate facilities, at cost:
          Land                                                                         24,282,000          24,282,000
          Buildings and equipment                                                      68,947,000          66,819,000
                                                                               ----------------------------------------
                                                                                       93,229,000          91,101,000

          Less accumulated depreciation                                               (29,113,000)        (25,636,000)
                                                                               ----------------------------------------
                                                                                       64,116,000          65,465,000
Other assets                                                                              210,000             145,000
                                                                               ----------------------------------------

                                                                                    $ 66,469,000        $ 67,717,000
                                                                               ========================================


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                                        $ 972,000         $ 1,063,000

Advance payments from renters                                                             350,000             373,000

Minority interest in general partnerships                                              24,177,000          23,596,000

Partners' equity:
          Limited partners' equity, $500 per unit, 150,000
                    units authorized, issued and outstanding                           40,464,000          42,161,000
          General partners' equity                                                        506,000             524,000
                                                                               ----------------------------------------

                    Total partners' equity                                             40,970,000          42,685,000
                                                                               ----------------------------------------

                                                                                     $ 66,469,000        $ 67,717,000
                                                                               ========================================

                      See accompanying notes.

                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended December 31, 1996, 1995, and 1994



                                                                      1996                1995                1994
                                                           -----------------------------------------------------------

REVENUE:
Rental income                                                    $ 13,204,000        $ 12,612,000        $ 12,162,000
Interest income                                                       102,000              97,000              48,000
                                                           ------------------------------------------------------------
                                                                   13,306,000          12,709,000          12,210,000
                                                           ------------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                  4,200,000           4,099,000           4,065,000
Management fees                                                       772,000             738,000             711,000
Depreciation and amortization                                       3,477,000           3,168,000           3,033,000
Administrative                                                        129,000             130,000             131,000
Environmental costs                                                         -             263,000                   -
                                                           ------------------------------------------------------------
                                                                    8,578,000           8,398,000           7,940,000
                                                           ------------------------------------------------------------

Income before minority interest                                     4,728,000           4,311,000           4,270,000

Minority interest in income                                        (2,435,000)         (2,234,000)         (2,173,000)
                                                           ------------------------------------------------------------

NET INCOME                                                        $ 2,293,000         $ 2,077,000         $ 2,097,000
                                                           ============================================================

Limited partners' share of net income
          ($12.49, $11.07, and $11.19 per unit in
          1996, 1995, and 1994, respectively)                     $ 1,873,000         $ 1,660,000         $ 1,679,000
General partners' share of net income                                 420,000             417,000             418,000
                                                           ============================================================
                                                                  $ 2,293,000         $ 2,077,000         $ 2,097,000
                                                           ============================================================

                            See accompanying notes.

                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
             For the years ended December 31, 1996, 1995, and 1994


                                                                 Limited             General
                                                                Partners            Partners              Total
                                                           ------------------------------------------------------------
Balances at December 31, 1993                                    $ 45,962,000           $ 563,000        $ 46,525,000

Net income                                                          1,679,000             418,000           2,097,000

Distributions                                                      (3,570,000)           (437,000)         (4,007,000)
                                                           ------------------------------------------------------------

Balances at December 31, 1994                                      44,071,000             544,000          44,615,000

Net income                                                          1,660,000             417,000           2,077,000

Distributions                                                      (3,570,000)           (437,000)         (4,007,000)
                                                           ------------------------------------------------------------

Balances at December 31, 1995                                      42,161,000             524,000          42,685,000

Net income                                                          1,873,000             420,000           2,293,000

Distributions                                                      (3,570,000)           (438,000)         (4,008,000)
                                                           ------------------------------------------------------------

Balances at December 31, 1996                                    $ 40,464,000           $ 506,000        $ 40,970,000
                                                           ============================================================

                            See accompanying notes.
                                      F-4


                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                         CONSOLIDATED STATEMENTS OF CASH
                     FLOWS For the years ended December 31,
                              1996, 1995, and 1994



                                                                       1996               1995               1994
                                                                 --------------------------------------------------------

Cash flows from operating activities:

     Net income                                                   $ 2,293,000       $ 2,077,000        $ 2,097,000

     Adjustments to reconcile net income to net cash provided by operating activities:

               Depreciation and amortization                        3,477,000         3,168,000          3,033,000
               (Increase) decrease in rent and other receivables      (43,000)            8,000             (1,000)
               (Increase) decrease in other assets                    (65,000)           (7,000)             7,000
               (Decrease) increase in accounts payable                (91,000)          310,000            (76,000)
               Decrease in advance payments from renters              (23,000)          (27,000)           (30,000)
               Minority interest in income                          2,435,000         2,234,000          2,173,000
                                                                 --------------------------------------------------------

                      Total adjustments                             5,690,000         5,686,000          5,106,000
                                                                 --------------------------------------------------------

                      Net cash provided by operating activities     7,983,000         7,763,000          7,203,000
                                                                 --------------------------------------------------------

Cash flows from investing activities:

               Additions to real estate facilities                 (2,128,000)       (1,045,000)        (1,122,000)
                                                                 --------------------------------------------------------
                      Net cash used in investing activities        (2,128,000)       (1,045,000)        (1,122,000)
                                                                 --------------------------------------------------------

Cash flows from financing activities:

                     Distributions to holder of minority interest  (1,854,000)       (2,064,000)        (1,870,000)
                     Distributions to partners                     (4,008,000)       (4,007,000)        (4,007,000)
                                                                 --------------------------------------------------------

                     Net cash used in financing activities         (5,862,000)       (6,071,000)        (5,877,000)
                                                                 --------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                  (7,000)          647,000            204,000

Cash and cash equivalents at the beginning of the year             2,054,000         1,407,000          1,203,000
                                                                 --------------------------------------------------------

Cash and cash equivalents at the end of the year                 $ 2,047,000       $ 2,054,000        $ 1,407,000
                                                                 ========================================================


                            See accompanying notes.

                              PS PARTNERS VI, LTD.
                        a California Limited Partnership
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1996



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS
         ------------------------------------------------------------------

         Description of Partnership
         --------------------------

               PS Partners VI, Ltd., a California Limited Partnership (the "Partnership") was formed with the proceeds of an interstate public offering. PSI Associates II, Inc. ("PSA"), an affiliate of Public Storage Management, Inc., organized the Partnership along with B. Wayne Hughes ("Hughes"). In September 1993, Storage Equities, Inc., now known as Public Storage, Inc. ("PSI"), a California corporation, acquired the interest of PSA relating to its general partner capital contribution in the Partnership and was substituted as a co-general partner in place of PSA.

               In 1995, there was a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc. and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc. In the PSMI Merger, Storage Equities, Inc. was renamed Public Storage, Inc. and it acquired substantially all of PSMI's United States real estate operations and became the operator of the Partnership's mini-warehouse properties.

               The Partnership has invested in existing mini-warehouse storage facilities which offer self-service storage spaces for lease, usually on a month-to-month basis, to the general public and, to a lesser extent, in existing business park facilities which offer industrial and office space for lease.

               The Partnership has ownership interests in 32 properties, which exclude 2 properties transferred to American Office Park Properties, L.P. ("AOPPLP") in January 1997 (see Note 5). 30 of the properties are owned jointly through 14 general partnerships (the "Joint Ventures") with PSI. For tax administrative efficiency the Joint Ventures were subsequently consolidated into a single general partnership. The Partnership is the managing general partner of the Joint Ventures, with ownership interests in the Joint Ventures ranging from 50% to 76.2%.

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

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS
         (CONTINUED)

         Real Estate Facilities
         ----------------------
               The Partnership depreciates the buildings and equipment on a straight-line method over estimated useful lives of 25 and 5 years, respectively. Leasing commissions relating to business park properties are expensed when incurred.

               In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("Statement 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Statement 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the method of accounting for long-lived assets that are expected to be disposed. The Partnership adopted Statement 121 in 1996 and the adoption had no effect.

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

         Environmental Cost
         ------------------
               Substantially all of the  Partnership's  facilities were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. Based on the assessments, the Partnership believes that it is probable that it will incur costs totaling $217,000 for known environmental remediation requirements which the Partnership has accrued and expensed in 1995. During 1996 and 1995, the Partnership paid $39,000 and $46,000, respectively, in connection with the environmental remediations. Although there can be no assurance, the Partnership is not aware of any unaccrued environmental contamination of its facilities which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

         Use of Estimates
         ----------------
               The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Cash Distributions
         ------------------
               The Partnership Agreement provides for quarterly distributions of cash flow from operations (as defined). Cash distributions per limited partner unit remained stable at $23.80 per year for 1996, 1995, and 1994.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS
         (CONTINUED)
         ------------------------------------------------------------------

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

3.       RELATED PARTY TRANSACTIONS
         --------------------------
               The Partnership has a management agreement with PSI pursuant to which PSI operates the Partnership's mini-warehouses for a fee equal to 6% of the facilities' monthly gross revenue (as defined). Through 1996, the Partnership's commercial properties were operated by Public Storage Commercial Properties Group, Inc. ("PSCPG") pursuant to a management agreement which provides for a fee equal to 5% of the facilities' monthly gross revenue (as defined).

               PSI has a 95% economic interest in PSCPG and the Hughes Family had a 5% economic interest in PSCPG until December 1996, when the Hughes Family sold its interest to Ronald L. Havner, Jr., formerly Senior Vice President and Chief Financial Officer of PSI, who became the Chief Executive Officer of PSCPG. PSCPG, now known as American Office Park Properties, Inc., issued additional voting common stock to two other unaffiliated investors. See Note 5.

4.       TAXES BASED ON INCOME
         ---------------------
               Taxes based on income are the responsibility of the individual partners and, accordingly, the Partnership's consolidated financial statements do not reflect a provision for such taxes.

               Taxable net income was $2,147,000,  $1,724,000 and $1,557,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

5.       SUBSEQUENT EVENT
         ----------------
               In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to AOPPLP, an operating partnership formed to own and operate business parks in which PSI has an approximate 85% economic interest. Included among the properties transferred was the Partnership's transfer of its business parks to AOPPLP in exchange for a 9.1% interest in AOPPLP. The general partner of AOPPLP is PSCPG, now known as American Office Park Properties, Inc.


                              PS PARTNERS VI, LTD.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                               Costs
                                                                                             subsequent
                                                                   Initial Cost            to acquisition
                                                         ---------------------------------
Date                                                                        Building &       Building &
Acquired          Description              Encumbrances        Land         Improvement     Improvements
-----------------------------------------------------------------------------------------------------------
Mini-warehouse
4/86  St. Louis/Kirkham                               -      $ 199,000      $ 1,001,000       $ 147,000

4/86  St. Louis/Reavis                                -        192,000          958,000         152,000

4/86  Fort Worth/East Loop                            -        196,000          804,000         161,000

6/86  Richland Hills                                  -        543,000          857,000         361,000

5/86  Sacramento/Franklin Blvd.                       -        872,000          978,000         345,000

6/86  West Valley/So. 3600                            -        208,000        1,552,000         226,000

7/86  West LA/Purdue Ave.                             -      2,415,000        3,585,000         289,000

7/86  Capital Heights/Central Ave.                    -        649,000        3,851,000         287,000

10/86 Peralta/Fremont                                 -        851,000        1,074,000         242,000

7/86  Pontiac/Dixie Hwy.                              -        259,000        2,091,000          34,000

8/86  Laurel/Ft. Meade Rd.                            -        475,000        1,475,000         209,000

9/86  Kansas City/S. 44th.                            -        509,000        1,906,000         391,000

                              PS PARTNERS VI, LTD.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                             Gross Carrying Amount
                                                             At December 31, 1996
                                         --------------------------------------------------------------
Date                                                        Building &                    Accumulated
Acquired          Description                 Land         Improvements       Total      Depreciation
-------------------------------------------------------------------------------------------------------
Mini-warehouse
4/86  St. Louis/Kirkham                      $ 199,000     $ 1,148,000      $ 1,347,000      $ 492,000

4/86  St. Louis/Reavis                         192,000       1,110,000        1,302,000        474,000

4/86  Fort Worth/East Loop                     196,000         965,000        1,161,000        403,000

6/86  Richland Hills                           543,000       1,218,000        1,761,000        571,000

5/86  Sacramento/Franklin Blvd.                872,000       1,323,000        2,195,000        572,000

6/86  West Valley/So. 3600                     208,000       1,778,000        1,986,000        747,000

7/86  West LA/Purdue Ave.                    2,415,000       3,874,000        6,289,000      1,622,000

7/86  Capital Heights/Central Ave.             649,000       4,138,000        4,787,000      1,738,000

10/86 Peralta/Fremont                          851,000       1,316,000        2,167,000        540,000

7/86  Pontiac/Dixie Hwy.                       259,000       2,125,000        2,384,000        895,000

8/86  Laurel/Ft. Meade Rd.                     475,000       1,684,000        2,159,000        699,000

9/86  Kansas City/S. 44th.                     509,000       2,297,000        2,806,000        978,000


                              PS PARTNERS VI, LTD.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                               Costs
                                                                                             subsequent
                                                                   Initial Cost            to acquisition
                                                         ---------------------------------
Date                                                                        Building &       Building &
Acquired          Description              Encumbrances        Land         Improvement     Improvements
-----------------------------------------------------------------------------------------------------------
Mini-warehouse
10/86 Birmingham/Highland                             -       $ 89,000        $ 786,000        $ 95,000

10/86 Birmingham/Riverchase                           -        262,000        1,338,000         350,000

10/86 Birmingham/Eastwood                             -        166,000        1,184,000         177,000

10/86 Birmingham/Forestdale                           -        152,000          948,000         135,000

10/86 Birmingham/Centerpoint                          -        265,000        1,305,000         200,000

10/86 Birmingham/Roebuck Plaza                        -        101,000          399,000         178,000

10/86 Birmingham/Greensprings                         -        347,000        1,173,000         289,000

10/86 Birmingham/Hoover-Lorna                         -        372,000        1,128,000         295,000

10/86 Midfield/Bessemer                               -        170,000          355,000         201,000

10/86 Huntsville/Leeman Ferry Rd.                     -        158,000          992,000         213,000

10/86 Huntsville/Drake                                -        253,000        1,172,000         196,000

10/86 Anniston/Whiteside                              -         59,000          566,000         107,000

10/86 Houston/Glenvista                               -        595,000        1,043,000         409,000

10/86 Houston/I-45                                    -        704,000        1,146,000         655,000

10/86 Houston/Rogerdale                               -      1,631,000        2,792,000         420,000

                              PS PARTNERS VI, LTD.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                             Gross Carrying Amount
                                                             At December 31, 1996
                                         --------------------------------------------------------------
Date                                                        Building &                    Accumulated
Acquired          Description                 Land         Improvements       Total      Depreciation
-------------------------------------------------------------------------------------------------------
Mini-warehouse
10/86 Birmingham/Highland                       $ 89,000       $ 881,000        $ 970,000      $ 358,000

10/86 Birmingham/Riverchase                      262,000       1,688,000        1,950,000        702,000

10/86 Birmingham/Eastwood                        166,000       1,361,000        1,527,000        550,000

10/86 Birmingham/Forestdale                      152,000       1,083,000        1,235,000        444,000

10/86 Birmingham/Centerpoint                     265,000       1,505,000        1,770,000        611,000

10/86 Birmingham/Roebuck Plaza                   101,000         577,000          678,000        220,000

10/86 Birmingham/Greensprings                    347,000       1,462,000        1,809,000        597,000

10/86 Birmingham/Hoover-Lorna                    372,000       1,423,000        1,795,000        580,000

10/86 Midfield/Bessemer                          170,000         556,000          726,000        215,000

10/86 Huntsville/Leeman Ferry Rd.                158,000       1,205,000        1,363,000        501,000

10/86 Huntsville/Drake                           253,000       1,368,000        1,621,000        562,000

10/86 Anniston/Whiteside                          59,000         673,000          732,000        296,000

10/86 Houston/Glenvista                          595,000       1,452,000        2,047,000        550,000

10/86 Houston/I-45                               704,000       1,801,000        2,505,000        686,000

10/86 Houston/Rogerdale                        1,631,000       3,212,000        4,843,000      1,320,000


                              PS PARTNERS VI, LTD.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                               Costs
                                                                                             subsequent
                                                                   Initial Cost            to acquisition
                                                         ---------------------------------
Date                                                                        Building &       Building &
Acquired          Description              Encumbrances        Land         Improvement     Improvements
-----------------------------------------------------------------------------------------------------------
Mini-warehouse
10/86 Houston/Gessner                                 -    $ 1,032,000      $ 1,693,000       $ 673,000

10/86 Houston/Richmond-Fairdale                       -      1,502,000        2,506,000         906,000

10/86 Houston/Gulfton                                 -      1,732,000        3,036,000         981,000

10/86 Houston/Westpark                                -        503,000          854,000         127,000

10/86 Jonesboro                                       -        157,000          718,000         172,000


Business
Parks

3/86  Tempe/University (Silvergate)                   -      4,201,000        5,099,000       2,761,000

5/86  Signal Hill/Parkway                             -      2,463,000        4,837,000       1,361,000
                                          ------------------------------------------------------------------

                                                      -   $ 24,282,000     $ 55,202,000    $ 13,745,000
                                          ==================================================================


                              PS PARTNERS VI, LTD.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                             Gross Carrying Amount
                                                             At December 31, 1996
                                         --------------------------------------------------------------
Date                                                        Building &                    Accumulated
Acquired          Description                 Land         Improvements       Total      Depreciation
-------------------------------------------------------------------------------------------------------
Mini-warehouse
10/86 Houston/Gessner                           $ 1,032,000     $ 2,366,000      $ 3,398,000      $ 859,000

10/86 Houston/Richmond-Fairdale                   1,502,000       3,412,000        4,914,000      1,272,000

10/86 Houston/Gulfton                             1,732,000       4,017,000        5,749,000      1,680,000

10/86 Houston/Westpark                              503,000         981,000        1,484,000        406,000

10/86 Jonesboro                                     157,000         890,000        1,047,000        357,000


Business
Parks

3/86  Tempe/University (Silvergate)               4,201,000       7,860,000       12,061,000      3,885,000

5/86  Signal Hill/Parkway                         2,463,000       6,198,000        8,661,000      2,731,000
                                          ------------------------------------------------------------------

                                               $ 24,282,000    $ 68,947,000     $ 93,229,000   $ 29,113,000
                                          ==================================================================

                              PS PARTNERS VI, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)

(a)  The  following  is  a  reconciliation  of  cost  and  related   accumulated
     depreciation.

                       GROSS CARRYING COST RECONCILIATION

                                                                                   Years Ended December 31,
                                                                      ----------------------------------------------------
                                                                            1996             1995              1994
                                                                      ----------------------------------------------------
Balance at beginning of the period                                       $ 91,101,000     $ 90,056,000      $ 88,934,000

Additions during the period:

  Improvements, etc.                                                        2,128,000        1,045,000         1,122,000

Deductions during the period                                                        -                -                 -
                                                                      ----------------------------------------------------


Balance at the close of the period                                       $ 93,229,000     $ 91,101,000      $ 90,056,000
                                                                      ====================================================


                     ACCUMULATED DEPRECIATION RECONCILIATION
                                                                                   Years Ended December 31,
                                                                      ----------------------------------------------------
                                                                            1996             1995              1994
                                                                      ----------------------------------------------------

Balance at beginning of the period                                        $ 25,636,000      $ 22,468,000     $ 19,463,000

Additions during the period:

  Depreciation                                                               3,477,000         3,168,000        3,005,000

Deductions during the period                                                         -                 -                -
                                                                      ----------------------------------------------------

Balance at the close of the period                                        $ 29,113,000      $ 25,636,000     $ 22,468,000
                                                                      ====================================================


(b) The aggregate cost of real estate for Federal income tax purposes is $92,275,000 at December 31, 1996.

                                      F-12