Form 10-Q
period 1997-03-31
PS PARTNERS VI LTD
filed 1997-05-15
CIK 773281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                  to
                               ----------------    -----------------

Commission File Number 0-14477


             PS PARTNERS VI, LTD., a California Limited Partnership
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               California                                      95-3950440
------------------------------------------------        -----------------------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                      Identification Number)


           701 Western Avenue
          Glendale, California                                 91201-2394
------------------------------------------------        -----------------------
(Address of principal executive offices)                       (Zip Code)



Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       ---  ---

                                      INDEX



PART I.   FINANCIAL INFORMATION


    Condensed consolidated balance sheets at March 31, 1997
         and December 31, 1996                                             2

    Condensed consolidated statements of income for the three
         months ended March 31, 1997 and 1996                              3

    Condensed consolidated statements of cash flows for the three
         months ended March 31, 1997 and 1996                              4-5

    Notes to condensed consolidated financial statements                   6

    Management's discussion and analysis of financial condition
         and results of operations                                         7-8



PART II.  OTHER INFORMATION

    (Items 1 through 5 are not applicable)

    Item 6 - Exhibits and Reports on Form 8-K                              9



                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                       March 31,        December 31,
                                                                                         1997               1996
                                                                                 ------------------------------------
                                                                                      (Unaudited)
                                     ASSETS

Cash and cash equivalents                                                              $ 1,761,000       $ 2,047,000

Rent and other receivables                                                                 100,000            96,000

Real estate facilities, at cost:
    Land                                                                                17,617,000        24,282,000
    Buildings and equipment                                                             55,086,000        68,947,000
                                                                                 ------------------------------------
                                                                                        72,703,000        93,229,000

    Less accumulated depreciation                                                      (23,225,000)      (29,113,000)
                                                                                 ------------------------------------
                                                                                        49,478,000        64,116,000

Investment in real estate entity                                                        14,272,000                 -

Other assets                                                                               118,000           210,000
                                                                                 ------------------------------------

                                                                                       $65,729,000       $66,469,000
                                                                                 ====================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                                       $   463,000       $   972,000

Advance payments from renters                                                              381,000           350,000

Minority interest in general partnerships                                               24,333,000        24,177,000

Partners' equity:
    Limited partners' equity, $500 per unit, 150,000
      units  authorized, issued and outstanding                                         40,050,000        40,464,000
    General partners' equity                                                               502,000           506,000
                                                                                 ------------------------------------

    Total partners' equity                                                              40,552,000        40,970,000
                                                                                 ------------------------------------

                                                                                       $65,729,000       $66,469,000
                                                                                 ====================================

                            See accompanying notes.
                                       2



                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                                                                Three Months Ended
                                                                                                    March 31,
                                                                                       -------------------------------------
                                                                                              1997              1996
                                                                                       -------------------------------------

           REVENUE:

           Rental income                                                                      $2,822,000         $3,190,000
           Equity in income of real estate entity                                                157,000                  -
           Interest income                                                                        24,000             24,000
                                                                                       -------------------------------------
                                                                                               3,003,000          3,214,000
                                                                                       -------------------------------------

           COSTS AND EXPENSES:

           Cost of operations                                                                    923,000          1,019,000
           Management fees                                                                       169,000            186,000
           Depreciation and amortization                                                         725,000            828,000
           Administrative                                                                         20,000             15,000
                                                                                       -------------------------------------
                                                                                               1,837,000          2,048,000
                                                                                       -------------------------------------

           Income before minority interest                                                     1,166,000          1,166,000

           Minority interest in income                                                          (582,000)          (586,000)
                                                                                       -------------------------------------

           NET INCOME                                                                         $  584,000         $  580,000
                                                                                       =====================================

           Limited partners' share of net income
              ($3.19 per unit in 1997 and $3.17
              per unit in 1996)                                                               $  479,000         $  475,000
           General partners' share of net income                                                 105,000            105,000
                                                                                       -------------------------------------
                                                                                              $  584,000         $  580,000
                                                                                       =====================================

                            See accompanying notes.
                                       3




                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                Three Months Ended
                                                                                                    March 31,
                                                                                       -------------------------------------
                                                                                              1997              1996
                                                                                       -------------------------------------

           Cash flows from operating activities:

              Net income                                                                     $   584,000        $   580,000

              Adjustments to reconcile net income to net cash
                  provided by operating activities

                  Depreciation and amortization                                                  725,000            828,000
                  (Increase) decrease in rent and other receivables                               (4,000)            22,000
                  Decrease (increase) in other assets                                             92,000             (3,000)
                  Decrease in accounts payable                                                  (509,000)          (244,000)
                  Increase in advance payments from renters                                       31,000             34,000
                  Equity in income of real estate entity                                        (157,000)                 -
                  Minority interest in income                                                    582,000            586,000
                                                                                       -------------------------------------

                    Total adjustments                                                            760,000          1,223,000
                                                                                       -------------------------------------

                    Net cash provided by operating activities                                  1,344,000          1,803,000
                                                                                       -------------------------------------

           Cash flows from investing activities:

              Investment in real estate entity                                                    (4,000)                 -
              Additions to real estate facilities                                               (198,000)          (492,000)
                                                                                       -------------------------------------

                    Net cash used in investing activities                                       (202,000)          (492,000)
                                                                                       -------------------------------------

           Cash flows from financing activities:

              Distributions to holder of minority interest                                      (426,000)          (390,000)
              Distributions to partners                                                       (1,002,000)        (1,002,000)
                                                                                       -------------------------------------

                    Net cash used in financing activities                                     (1,428,000)        (1,392,000)
                                                                                       -------------------------------------

           Net decrease in cash and cash equivalents                                            (286,000)           (81,000)

           Cash and cash equivalents at the beginning of the period                            2,047,000          2,054,000
                                                                                       -------------------------------------

           Cash and cash equivalents at the end of the period                                $ 1,761,000        $ 1,973,000
                                                                                       =====================================

                            See accompanying notes.
                                       4




                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)

                                                                                                Three Months Ended
                                                                                                   March 31,
                                                                                       -------------------------------------
                                                                                              1997              1996
                                                                                       -------------------------------------


           Supplemental schedule of noncash investing and financing activities:

              Investment in real estate entity                                             $ (14,111,000)                $-

              Transfer of real estate facilities for interest in real estate entity           14,111,000                  -


                            See accompanying notes.
                                       5

                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)



1. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1996.

2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1997, the results of operations for the three months ended March 31, 1997 and 1996 and cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

4. Effective January 2, 1997, Public Storage, Inc.(PSI), the Partnership's general partner, formed a new private real estate investment trust named American Office Park Properties, Inc. ("AOPP") which will focus its investment efforts on the ownership and management of commerical properties (also referred to as business park facilities). In connection with the formation of AOPP, PSI and affiliated partnerships transferred commercial properties to a newly created partnership underlying AOPP in exchange for limited partnership interests (AOPP and the underlying partnership collectivley referred to as the "New REIT"). The Partnership participated in the initial transaction by exchanging its two commercial properties, which were owned jointly by the Partnership and PSI, for 610,000 limited partnership units, which represented approximately 9.1% of the initial capitalization of the partnership underlying AOPP.

     The number of limited partnership units received by the Partnership was based on the relative fair market value of the Partnership's commercial properties exchanged compared to the aggregate of all other real estate assets exchanged for limited partnership units in the underlying partnership. The Partnership's limited partnership units, pursuant to the terms and conditions of the governing documents, are convertible into shares of common stock of AOPP.

     The general partners believe that the concentration of PSI's, the Partnership's and affiliate entities' commercial properties into a single entity will create a vehicle which should facilitate future growth in this segment of the real estate industry. PSI, the Partnership and the affiliates transferring real estate assets to the New REIT will participate in the growth through their ownership interests in the New REIT.

     The Partnership accounts for its investment in the New REIT using the equity method of accounting; accordingly, equity in earnings of real estate entity, as reflected on the Partnership's statement of income for the three months ended March 31, 1997, reflects the Partnership's pro rata share of the earnings of the New REIT. The investment was initially recorded at the Partnership's net book value of its properties exchanged for limited partnership units. The investment is subsequently adjusted for the
     Partnership's pro rata share of income and distributions from the underlying partnership of the New REIT.

                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations:
----------------------

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996:

     The Partnership's net income was $584,000 and $580,000 for the three months ended March 31, 1997 and 1996, respectively, representing an increase of $4,000. Excluding the 1996 operations for the Partnership's business park facilities, the increase is primarily attributable to an increase in the Partnership's mini-warehouse operations.

     Rental income for the Partnership's mini-warehouse operations was $2,822,000 compared to $2,703,000 for the three months ended March 31, 1997 and 1996, respectively, representing an increase of $119,000, or 4%. The increase in rental income was primarily attributable to increased rental rates and occupancy levels at the mini-warehouse facilities. The monthly average realized rent per square foot for the mini-warehouse facilities was $.63 compared to $.61 for the three months ended March 31, 1997 and 1996, respectively. The weighted average occupancy levels at the mini-warehouse facilities increased from 87% to 89% for the three months ended March 31, 1996 and 1997, respectively. Cost of operations (including management fees) increased $85,000, or 8%, to $1,092,000 from $1,007,000 for the three months ended March 31, 1997 and 1996, respectively. This increase was primarily attributable to increases in advertising and office expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $34,000, or 2%, from $1,696,000 to $1,730,000 for the three months ended March 31, 1996 and 1997, respectively.

     Effective January 2, 1997, Public Storage, Inc. ("PSI"), the Partnership's general partner, formed a new private real estate investment trust named American Office Park Properties, Inc. ("AOPP") which will focus its investment efforts on the ownership and management of commercial properties. In connection with the formation of AOPP, PSI and affiliated partnerships transferred commercial properties to a newly created partnership underlying AOPP in exchange for limited partnership interests (AOPP and the underlying partnership collectivley referred to as the "New REIT"). The Partnership participated in the initial transaction by exchanging its two commercial properties, which were owned jointly by the Partnership and PSI, for 610,000 limited partnership units, which represented approximately 9.1% of the initial capitalization of the partnership underlying AOPP.

     The Partnership accounts for its investment in the New REIT using the equity method of accounting. The following table summarizes the Partnership's equity in earnings from its investment in the New REIT for the three months ended March 31, 1997 compared to the operation of the exchanged business park facilities for the three months ended March 31, 1996:


                                                            Three Months Ended March 31,
                                                        ------------------------------------
                                                            1997                  1996
                                                        ------------------ -----------------
     Equity in earnings of real estate entity               $157,000              $
     Rental income                                                 -               487,000
     Cost of operations                                            -               198,000
                                                           ---------            ----------
     Net operating income                                    157,000               298,000
     Depreciation                                                  -               183,000
                                                           ---------            ----------
                                                            $157,000              $115,000
                                                           =========            ==========

     Depreciation and amortization attributable to the Partnership's mini-warehouse facilities increased $80,000 from $645,000 to $725,000 for the three months ended March 31, 1996 and 1997, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1995 and 1996.

     Administrative expenses increased $5,000, or 33%, from $15,000 in 1996 to $20,000 in 1997. This increase was primarily attributable to increases in accounting, investor services, and allocated expenses.

Liquidity and Capital Resources
-------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($1,344,000 for the three months ended March 31, 1997) has been sufficient to meet all current obligations of the Partnership.

     During 1997, the Partnership anticipates approximately $1,151,000 of capital improvements (of which $353,000 represents PSI's joint venture share). The anticipated increase in capital improvements in 1996 is mainly due to a program, which the Partnership's property manager commenced during 1995, to enhance the visual appearance of the mini-warehouse facilities. Such enhancements include new signs, exterior color schemes, and improvements to the rental offices. Total capital improvements were $198,000 for the three months ended March 31, 1997 of which $150,000 represents the Partnership's share.

     The Partnership paid distributions to the limited and general partners totaling $893,000 ($5.95 per unit) and $109,000, respectively, during the first three months of 1997. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.
                                       8

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


                   DATED:         May 13, 1997
                                  PS PARTNERS VI, LTD.,
                                  a California Limited Partnership
                   BY:            Public Storage, Inc.
                                  General Partner

                   BY:            /s/ John Reyes
                                  -------------------------------------------
                                  Senior Vice President and Chief Financial
                                    Officer of Public Storage, Inc.
                                    (principal financial and accounting officer)