Form 10-K/A
period 1996-12-31
PS PARTNERS VI LTD
filed 1997-05-28
CIK 773281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 Amendment No. 1

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                to
                              ----------------  ----------------

Commission File Number 0-14477
                       -------

                   PS PARTNERS VI, LTD., a California Limited
                   ------------------------------------------
                    Partnership (Exact name of registrant as
                                specified in its charter)

                California                                     95-3950440
--------------------------------------------             -----------------------
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                     Identification Number)


            701 Western Avenue
           Glendale, California                                91201-2394
--------------------------------------------             -----------------------
 (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
                                                     --------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                                (Title of class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.[X]

                               PS PARTNERS VI, LTD

This  amendment No. 1 to Form 10-K for the year ended December 31, 1996 restates
Item 1 in its entirety.

ITEM 1.  BUSINESS.

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

     Based on NDRC's limited appraisal (as of December 31, 1996), the General Partners have estimated a liquidation value per Unit of $385. This liquidation value was calculated assuming (i) the properties owned by the Partnership and PSI were sold at the values reflected in NDRC's report, (ii) costs of 5% of the sales price of the properties were incurred in the sale of the properties, (iii) the proceeds from the properties held jointly by the Partnership and PSI were allocated between them in accordance with the joint venture agreement and (iv) the Partnership's other net assets were liquidated at their book value at December 31, 1996.

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

Competition
-----------

     Competition in the market areas in which the Partnership operates is significant, and affects the occupancy levels, rental rates, and operating expenses of certain of the Partnership's facilities. Competition may be accelerated by any increase in availability of funds for investment in real estate. Recent increases in plans for development of mini-warehouses are expected to further intensify competition among mini-warehouse operators in certain market areas. In addition to competition from mini-warehouses operated by PSI, there are three other national firms and numerous regional and local operators. The Partnership believes that the significant operating and financial experience of PSI's executive officers and directors and the "Public Storage" name should enable the Partnership to continue to compete effectively with other entities.

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PS PARTNERS VI, LTD.,
                                          a California Limited Partnership

Dated:  May 21, 1997               By:    Public Storage, Inc., General Partner


                                          By  /s/ John Reyes
                                              ---------------
                                               John Reyes
                                               Senior Vice President and
                                                  Chief Financial Officer