Form 10-Q
period 1997-06-30
PS PARTNERS VI LTD
filed 1997-08-13
CIK 773281

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended June 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from         to
                              ---------   ---------

Commission File Number 0-14477
                       -------

             PS PARTNERS VI, LTD., a California Limited Partnership
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           California                                          95-3950440
----------------------------------------       --------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)



           701 Western Avenue
          Glendale, California                                    91201-2394
----------------------------------------       --------------------------------
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


                                    Yes X  No
                                        --   --

                                      INDEX


PART I.   FINANCIAL INFORMATION


    Condensed consolidated balance sheets at June 30, 1997
         and December 31, 1996                                               2

    Condensed consolidated statements of income for the three
         and six months ended June 30, 1997 and 1996                         3

    Condensed consolidated statements of cash flows for the
         six months ended June 30, 1997 and 1996                            4-5

    Notes to condensed consolidated financial statements                    6-7

    Management's discussion and analysis of financial condition
         and results of operations                                         8-10



PART II.  OTHER INFORMATION

   (Items 1 through 4 are not applicable)

   Item 5 - Other Information                                                11

   Item 6 - Exhibits and Reports on Form 8-K                                 11


                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                     June 30,         December 31,
                                                                                       1997              1996
                                                                                 ------------------------------------
                                                                                    (Unaudited)
                                     ASSETS


Cash and cash equivalents                                                              $ 1,899,000       $ 2,047,000

Rent and other receivables                                                                  74,000            96,000

Real estate facilities, at cost:
    Land                                                                                17,617,000        24,282,000
    Buildings and equipment                                                             55,363,000        68,947,000
                                                                                 ------------------------------------
                                                                                        72,980,000        93,229,000

    Less accumulated depreciation                                                      (23,960,000)      (29,113,000)
                                                                                 ------------------------------------
                                                                                        49,020,000        64,116,000

Investment in real estate entity                                                        14,493,000                 -

Other assets                                                                               130,000           210,000
                                                                                 ------------------------------------

                                                                                      $ 65,616,000      $ 66,469,000
                                                                                 ====================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                                         $ 560,000         $ 972,000

Advance payments from renters                                                              382,000           350,000

Minority interest in general partnerships                                               24,412,000        24,177,000

Partners' equity:
    Limited partners' equity, $500 per unit, 150,000
      units  authorized, issued and outstanding                                         39,762,000        40,464,000
    General partners' equity                                                               500,000           506,000
                                                                                 ------------------------------------

      Total partners' equity                                                            40,262,000        40,970,000
                                                                                 ------------------------------------

                                                                                      $ 65,616,000      $ 66,469,000
                                                                                 ====================================


                             See accompanying notes.
                                       2

                             PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                                      Three Months Ended                Six Months Ended
                                                                           June 30,                         June 30,
                                                               ------------------------------------------------------------------
                                                                    1997             1996            1997             1996
                                                               ------------------------------------------------------------------

         REVENUE:
         Rental income                                               $ 2,902,000     $ 3,273,000    $ 5,724,000      $ 6,463,000
         Equity in income of real estate entity                          221,000               -        378,000                -
         Interest income                                                  25,000          23,000         49,000           47,000
                                                               ------------------------------------------------------------------
                                                                       3,148,000       3,296,000      6,151,000        6,510,000
                                                               ------------------------------------------------------------------

         COSTS AND EXPENSES:

         Cost of operations                                              870,000       1,029,000      1,793,000        2,048,000
         Management fees                                                 174,000         192,000        343,000          378,000
         Depreciation and amortization                                   735,000         863,000      1,460,000        1,691,000
         Administrative                                                   36,000          36,000         56,000           51,000
                                                               ------------------------------------------------------------------
                                                                       1,815,000       2,120,000      3,652,000        4,168,000
                                                               ------------------------------------------------------------------

         Income before minority interest                               1,333,000       1,176,000      2,499,000        2,342,000

         Minority interest in income                                    (622,000)       (605,000)   (1,204,000)      (1,191,000)
                                                               ------------------------------------------------------------------

         NET INCOME                                                    $ 711,000       $ 571,000    $ 1,295,000      $ 1,151,000
                                                               ==================================================================

         Limited partners' share of net income
            ($7.23 per unit in 1997 and $6.27
            per unit in 1996)                                                                       $ 1,084,000        $ 941,000
         General partners' share of net income                                                          211,000          210,000
                                                                                                =================================
                                                                                                    $ 1,295,000      $ 1,151,000
                                                                                                =================================

                             See accompanying notes.

                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                       -------------------------------------
                                                                                              1997              1996
                                                                                       -------------------------------------

           Cash flows from operating activities:

              Net income                                                                     $ 1,295,000        $ 1,151,000

              Adjustments to reconcile net income to net cash
                  provided by operating activities

                  Depreciation and amortization                                                1,460,000          1,691,000
                  Decrease in rent and other receivables                                          22,000              9,000
                  (Decrease) increase in other assets                                             80,000            (22,000)
                  Decrease in accounts payable                                                  (412,000)          (156,000)
                  Increase in advance payments from renters                                       32,000             27,000
                  Equity in income of real estate entity                                        (378,000)                 -
                  Minority interest in income                                                  1,204,000          1,191,000
                                                                                       -------------------------------------

                    Total adjustments                                                          2,008,000          2,740,000
                                                                                       -------------------------------------

                    Net cash provided by operating activities                                  3,303,000          3,891,000
                                                                                       -------------------------------------

           Cash flows from investing activities:

              Investment in real estate entity                                                    (4,000)                 -
              Additions to real estate facilities                                               (475,000)        (1,138,000)
                                                                                       -------------------------------------

                    Net cash used in investing activities                                       (479,000)        (1,138,000)
                                                                                       -------------------------------------

           Cash flows from financing activities:

              Distributions to holder of minority interest                                      (969,000)          (793,000)
              Distributions to partners                                                       (2,003,000)        (2,005,000)
                                                                                       -------------------------------------

                    Net cash used in financing activities                                     (2,972,000)        (2,798,000)
                                                                                       -------------------------------------

           Net decrease in cash and cash equivalents                                            (148,000)           (45,000)

           Cash and cash equivalents at the beginning of the period                            2,047,000          2,054,000
                                                                                       -------------------------------------

           Cash and cash equivalents at the end of the period                                $ 1,899,000        $ 2,009,000
                                                                                       =====================================

                             See accompanying notes.
                                       4

                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                 --------------------------------------
                                                                                        1997               1996
                                                                                 --------------------------------------


    Supplemental schedule of noncash investing and financing activities:


       Investment in real estate entity                                              $ (14,111,000)         $       -

       Transfer of real estate facilities for interest in real estate entity            14,111,000                  -



                             See accompanying notes.
                                       5

                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)


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

 2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1997, the results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months then ended.

 3. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

 4. Effective January 2, 1997, Public Storage, Inc. ("PSI"), the Partnership's general partner, formed a new private real estate investment trust named American Office Park Properties, Inc. ("AOPP") which will focus its investment efforts on the ownership and management of commercial properties (also referred to as business park facilities). In connection with the formation of AOPP, PSI and affiliated partnerships transferred commercial properties to a newly created partnership underlying AOPP in exchange for limited partnership interests (AOPP and the underlying partnership collectively referred to as the "New REIT"). The Partnership participated in the initial transaction by exchanging its two commercial properties, which were owned jointly by the Partnership and PSI, for 610,000 limited partnership units, which represented approximately 9.1% of the initial capitalization of the partnership underlying AOPP.

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

                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)


 4.       (Continued)
          The general partners believe that the concentration of PSI's, the Partnership's and affiliate entities' commercial properties into a single entity will create a vehicle which should facilitate future growth in this segment of the real estate industry. PSI, the Partnership and the affiliates transferring real estate assets to the New REIT will participate in the growth through their ownership interests in the New REIT.

          The Partnership accounts for its investment in New REIT using the equity method of accounting; accordingly, equity in earnings of real estate entity, as reflected on the Partnership's statement of income for the three and six months ended June 30, 1997, reflects the Partnership's pro rata share of the earnings of the New REIT. The investment was initially recorded at the Partnership's net book value of its properties exchanged for limited partnership units. The investment is subsequently adjusted for the Partnership's pro rata share of income and distributions from the underlying partnership of the New REIT.

                             PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations:
----------------------

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996:

     The Partnership's net income was $711,000 and $571,000 for the three months ended June 30, 1997 and 1996, respectively, representing an increase of $140,000, or 25%. Excluding the 1996 operations for the Partnership's business park facilities as compared to the 1997 equity in income of real estate entity, the increase is primarily attributable to an increase in the Partnership's mini-warehouse operations.

     Rental income for the Partnership's mini-warehouse operations was $2,902,000 compared to $2,772,000 for the three months ended June 30, 1997 and 1996, respectively, representing an increase of $130,000, or 5%. The increase in rental income was primarily attributable to increased rental rates and occupancy levels at the mini-warehouse facilities. The monthly average realized rent per square foot for the mini-warehouse facilities was $.62 compared to $.61 for the three months ended June 30, 1997 and 1996, respectively. The weighted average occupancy levels at the mini-warehouse facilities increased from 90% to 92% for the three months ended June 30, 1996 and 1997, respectively. Cost of operations (including management fees) increased $44,000, or 4%, to $1,044,000 from $1,000,000 for the three months ended June 30, 1997 and 1996, respectively. This increase was primarily attributable to increases in payroll and property tax expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $86,000, or 5%, from $1,772,000 to $1,858,000 for the three months ended June 30, 1996 and 1997, respectively.

     Effective January 2, 1997, Public Storage, Inc. ("PSI"), the Partnership's general partner, formed a new private real estate investment trust named American Office Park Properties, Inc. ("AOPP") which will focus its investment efforts on the ownership and management of commercial properties. In connection with the formation of AOPP, PSI and affiliated partnerships transferred commercial properties to a newly created partnership underlying AOPP in exchange for limited partnership interests (AOPP and the underlying partnership collectively referred to as the "New REIT"). The Partnership participated in the initial transaction by exchanging its two commercial properties, which were owned jointly by the Partnership and PSI, for 610,000 limited partnership units, which represented approximately 9.1% of the initial capitalization of the partnership underlying AOPP.

     The Partnership accounts for its investment in New REIT using the equity method of accounting. The following table summarizes the Partnership's equity in

                             PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

earnings from its investment in the New REIT for the three months ended June 30, 1997 compared to the operation of the exchanged business park facilities for the three months ended June 30, 1996:


                                                    Three Months Ended June 30,
                                                  -----------------------------
                                                      1997              1996
                                                  -------------    ------------
     Equity in earnings of real estate entity     $  221,000         $     -
     Rental income                                      -               501,000
     Cost of operations                                 -               221,000
                                                  -------------    ------------
     Net operating income                            221,000            280,000
     Depreciation                                       -               177,000
                                                  -------------    ------------
                                                  $  221,000         $  103,000
                                                  =============    ============


     Depreciation and amortization attributable to the Partnership's mini-warehouse facilities increased $49,000 from $686,000 to $735,000 for the three months ended June 30, 1996 and 1997, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1996 and 1997.

     Minority interest in income increased $17,000, or 3%, to $622,000 from $605,000 for the three months ended June 30, 1997 and 1996, respectively. This increase was primarily attributable to an increase in operations at the Partnership's real estate facilities owned jointly with PSI.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996:

     The Partnership's net income was $1,295,000 and $1,151,000 for the six months ended June 30, 1997 and 1996, respectively, representing an increase of $144,000, or 13%. Excluding the 1996 operations for the Partnership's business park facilities as compared to the 1997 equity in income of real estate entity, the increase is primarily attributable to an increase in the Partnership's mini-warehouse operations.

     Rental income for the Partnership's mini-warehouse operations was $5,724,000 compared to $5,475,000 for the six months ended June 30, 1997 and 1996, respectively, representing an increase of $249,000, or 5%. The increase in rental income was primarily attributable to increased rental rates and occupancy levels at the mini-warehouse facilities. The monthly average realized rent per square foot for the mini-warehouse facilities was $.63 compared to $.61 for the six months ended June 30, 1997 and 1996, respectively. The weighted average occupancy levels at the mini-warehouse facilities increased from 88% to 91% for the six months ended June 30, 1996 and 1997, respectively. Cost of operations (including management fees) increased $129,000, or 6%, to $2,136,000 from $2,007,000 for the six months ended June 30, 1997 and 1996, respectively. This increase was primarily attributable to increases in payroll, advertising, property tax, and repairs and maintenance expenses. Accordingly, for the

                             PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Partnership's mini-warehouse operations, property net operating income increased by $120,000, or 4%, from $3,468,000 to $3,588,000 for the six months ended June 30, 1996 and 1997, respectively.

     The following table summarizes the Partnership's equity in earnings from its investment in the New REIT for the six months ended June 30, 1997 compared to the operation of the exchanged business park facilities for the six months ended June 30, 1996:


                                                      Six Months Ended June 30,
                                                  -----------------------------
                                                      1997             1996
                                                  -------------    ------------
     Equity in earnings of real estate entity     $  378,000       $     -
     Rental income                                      -            988,000
     Cost of operations                                 -            419,000
                                                  -------------    ------------
     Net operating income                            378,000         569,000
     Depreciation                                       -            360,000
                                                  -------------    ------------
                                                  $  378,000       $ 209,000
                                                  =============    ============


     Depreciation and amortization attributable to the Partnership's mini-warehouse facilities increased $129,000 from $1,331,000 to $1,460,000 for the six months ended June 30, 1996 and 1997, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1996 and 1997.

Liquidity and Capital Resources
-------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($3,303,000 for the six months ended June 30, 1997) has been sufficient to meet all current obligations of the Partnership.

     During 1997, the Partnership anticipates approximately $1,151,000 of capital improvements (of which $353,000 represents PSI's joint venture share). The anticipated increase in capital improvements in 1996 is mainly due to a program, which the Partnership's property manager commenced during 1995, to enhance the visual appearance of the mini-warehouse facilities. Such enhancements include new signs, exterior color schemes, and improvements to the rental offices. This program continued in 1997. Total capital improvements were $475,000 for the six months ended June 30, 1997 of which $356,000 represents the Partnership's share.

                             PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     The Partnership paid distributions to the limited and general partners totaling $1,785,000 ($11.90 per unit) and $218,000, respectively, during the first six months of 1997. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

                           PART II. OTHER INFORMATION

ITEMS 1 through 4 are not applicable.

Item 5   Other Information

         In July 1997, PSI commenced a cash tender offer to acquire additional limited partnership units at $351 per Unit. PSI expects to complete the tender offer in September 1997.

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


                            DATED:   August 13, 1997
                                     PS PARTNERS VI, LTD.,
                                     a California Limited Partnership
                                BY:  Public Storage, Inc.
                                     General Partner

                                BY:  /s/ John Reyes
                                     --------------------------------------
                                     Senior Vice President and Chief Financial
                                       Officer of Public Storage, Inc.
                                       (principal financial and accounting
                                       officer)