Form 10-K
period 1997-12-31
PS PARTNERS VI LTD
filed 1998-03-30
CIK 773281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 1997
                          -----------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from                   to
                              ------------------     -------------------

Commission File Number 0-14477
                       -------

             PS PARTNERS VI, LTD., a California Limited Partnership
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            California                                         95-3950440
            ----------                                         ----------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                         Identification Number)

        701 Western Avenue
       Glendale, California                                          91201-2394
--------------------------------------                    ---------------------
    (Address of principal executive                                 (Zip Code)
               offices)

Registrant's telephone number, including area code:  (818) 244-8080
                                                     ---------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

-------------------------------------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I

ITEM 1.   Business.
          ---------

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

     Through 1996, the Partnership's commercial properties were managed by Public Storage Commercial Properties Group, Inc. ("PSCPG") pursuant to a Management Agreement. In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to PS Business Parks, L.P. ("PSBPLP"), formerly known as American Office Park Properties, L.P., an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the Partnership's business parks in exchange for a partnership interest in PSBPLP. Until March 17, 1998, the general partner of PSBPLP was American Office Park Properties, Inc., an affiliate of PSI. On March 17, 1998, American Office Park Properties, Inc. was merged into Public Storage Properties XI, Inc., which changed its name to PS Business Parks, Inc. ("PSBP"). PSBP is a REIT affiliated with PSI, and is publicly traded on the American Stock Exchange. As a result of the merger, PSBP became the general partner of PSBPLP (which changed its name from American Office Park Properties, L.P. to PS Business Parks, L.P.). See Item 13.

     PSI's current relationship with the Partnership includes (i) the joint ownership of 30 of the Partnership's 32 properties (which excludes the properties transferred to PSBPLP in January 1997), (ii) PSI is a co-general partner along with Hughes, who is chairman of the board and chief executive officer of PSI, (iii) as of December 31, 1997, PSI owned approximately 60.56% of the Partnership's limited partnership units and (iv) PSI is the operator of the Partnership's mini-warehouse facilities.

Investments in Facilities
-------------------------
     The Partnership owns interests in 32 properties (excluding the properties transferred to PSBPLP in January 1997); 30 of such properties are held in a general partnership comprised of the Partnership and PSI. The Partnership purchased its last property in November, 1986. Reference is made to the table in
Item 2 for a summary of information about the Partnership's properties.

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

Commercial Properties
---------------------
     Through 1996, the Partnership owned and operated two business parks; one in Signal Hill, California and one in Tempe, Arizona. These properties were transferred to PSBPLP in January 1997 in exchange for a partnership interest in PSBPLP.

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

Operating Strategies
--------------------
     The Partnership's mini-warehouses are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

          * Capitalize on Public Storage's name recognition. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business. PSI has informed the Partnership that it is the largest mini-warehouse facility operator in the United States in terms of both number of facilities and rentable space operated. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. Commencing in early 1996, PSI began to experiment with a telephone reservation system designed to provide added customer service. Customers calling either PSI's toll-free referral system, (800) 44-STORE, or a mini-warehouse facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. As of December 31, 1997, the telephone reservation system was supporting rental activity at all of the Partnership's properties. PSI's toll-free telephone referral system services approximately 160,000 calls per month from potential customers inquiring as to the nearest Public Storage mini-warehouse.

          * Maintain high occupancy levels and increase realized rents. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. The weighted average occupancy levels at the mini-warehouse facilities were 91% in 1997 compared to 90% in 1996. The monthly average realized rent per occupied square foot for the mini-warehouse facilities was $.64 in 1997 compared to $.62 in 1996. The Partnership has increased rental rates in many markets where it has achieved high occupancy levels and eliminated or minimized promotions.

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

          * Professional property operation. In addition to the approximately 150 support personnel at the Public Storage corporate offices, there are approximately 2,700 on-site personnel who manage the day-to-day operations of the mini-warehouses in the Public Storage system. These on-site personnel are supervised by 110 district managers, 15 regional managers and 3 divisional managers (with an average of 13 years experience in the mini-warehouse industry) who report to the president of the mini-warehouse property operator (who has 14 years of experience with the Public Storage organization). PSI carefully selects and extensively trains the operational and support personnel and offers them a progressive career path. See "Mini-warehouse Property Operator."

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

Commercial Property Operator
----------------------------
     Through 1996, the Partnership's commercial properties were managed by PSCPG, now known as PS Business Parks, Inc., pursuant to a Management Agreement. In January 1997, the Partnership transferred its commercial properties to PSBPLP in exchange for a partnership interest.

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

     A corporation, in which PSI had a 95% economic interest and the Hughes Family has a 5% economic interest, sells locks, boxes, and tape to tenants to be used in securing their spaces and moving their goods. PSI believes that the availability of locks, boxes, and tape for sale promotes the rental of spaces.

Employees
---------
     There are 111 persons who render services on behalf of the Partnership. These persons include resident managers, assistant managers, relief managers, district managers, and administrative personnel. Some of these employees may be employed on a part time basis and may also be employed by other persons, partnerships, REITs, or other entities owning facilities operated by PSI or PSBPLP.

Impact of Year 2000
-------------------
     PSI has completed an initial assessment of its computer systems. The majority of the computer programs were installed or upgraded over the past few years and are Year 2000 compliant. Some of the older computer programs utilized by PSI were written without regard for Year 2000 issues and could cause a system failure or miscalculations with possible disruption of operations. Each of these computer programs and systems has been evaluated to be upgraded or replaced as part of PSI's Year 2000 project.

     The cost of the Year 2000 project will be allocated to all entities that use the PSI computer systems. The cost of the Year 2000 project which is expected to be allocated to the Partnership is approximately $96,000. The cost of new software will be capitalized and the cost of maintenance to existing systems will be expensed as incurred.

     The project is expected to be completed by March 31, 1999 which is prior to any anticipated impact on operating systems. PSI believes that with modifications to existing software and, in some instances, the conversion to new software, the Year 2000 issue will not pose significant operational problems. However, if such modifications are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Partnership.

     The costs of the project and the date on which PSI believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

ITEM 2.   Properties.
          -----------
     The following table sets forth information as of December 31, 1997 about properties owned by the Partnership. Thirty of these properties were acquired jointly with PSI and were contributed to a general partnership comprised of the Partnership and PSI.

                                        Net               Number
                                      Rentable              of                Date of                 Ownership
Location                            Square Feet           Spaces            Acquisition              Percentage
-----------------------------    -----------------   ------------------  ----------------        ------------------
ALABAMA
Anniston
   Whiteside                            24,600               266              10-01-86                  76.2%
Birmingham
   Bessemer - Midfield                  19,400               286              10-01-86                  76.2
Birmingham
   Centerpoint Rd.                      41,600               338              10-01-86                  76.2


                                        Net               Number
                                      Rentable              of                Date of                 Ownership
Location                            Square Feet           Spaces            Acquisition              Percentage
-----------------------------    -----------------   ------------------  ----------------        ------------------
Birmingham
   Gadson Highway-                      20,800               194              10-01-86                  76.2%
   Roebuck Plaza
Birmingham
   Lorna Rd.- Hoover                    35,400               330              10-01-86                  76.2
Birmingham
   Mini-warehouse                       54,000               479              10-01-86                  76.2
   Rd.- Riverchase
Birmingham
   Oporto-Eastwood                      37,000               263              10-01-86                  76.2
Birmingham
   Oxmoor Blvd.                         39,100               350              10-01-86                  76.2
   Greensprings
Birmingham
   Pebble Creek - Forestdale            30,400               321              10-01-86                  76.2
Birmingham
   27th Place S. - Highland             19,600               272              10-01-86                  76.2
Huntsville
   Drake                                43,400               362              10-01-86                  76.2
Huntsville
   Leeman                               43,800               404              10-01-86                  76.2
CALIFORNIA
Fremont
   Peralta                              39,100               421              10-24-86                  70.0
Sacramento
   Franklin Blvd.                       50,300               575              05-29-86                  67.6
West Los Angeles
   Purdue Ave.                          51,000               639              07-01-86                  50.0
Georgia
Jonesboro
   Jonesboro Rd.                        33,400               275              10-23-86                  50.0
KANSAS
Kansas City
   So. 44th                             77,000               567              09-10-86                  72.7
MARYLAND
Capital Heights
   Central Ave.                         54,400               673              07-15-86                  50.0
Laurel
   Ft. Meade Rd.                        35,400               511              08-20-86                  50.0
MICHIGAN
Pontiac
   Dixie Hwy.                           60,100               546              07-01-86                  70.0
MISSOURI
St. Louis
   Kirkham                              30,600               402              04-10-86                  57.4
St. Louis
   Reavis Barracks                      29,100               317              04-10-86                  57.4


                                        Net               Number
                                      Rentable              of                Date of                 Ownership
Location                            Square Feet           Spaces            Acquisition              Percentage
-----------------------------    -----------------   ------------------  ----------------        ------------------
TEXAS
Fort Worth
   East Loop                            36,100               315              04-10-86                 100.0%
Houston
   Fairdale                            119,300             1,191              10-01-86                  70.0
Houston
   Glenvista                            59,200               640              10-01-86                  70.0
Houston
   Gulfton                             103,900               889              10-01-86                  70.0
Houston
   N. Freeway                           97,000               903              10-01-86                  70.0
Houston
   Rogerdale                           115,500             1,004              10-01-86                  70.0
Houston
   S. Gessner                          114,200             1,122              10-01-86                  70.0
Houston
   West Park                            52,200               418              10-01-86                  70.0
Richland Hills
   Baker Blvd.                          55,600               416              06-24-86                  50.0
UTAH
West Valley
   So. 3600 St.                         65,900               570              06-10-86                 100.0

     The weighted average occupancy level for the mini-warehouse facilities was 91% in 1997 compared to 90% in 1996. The monthly average realized rent per square foot for the mini-warehouse facilities was $.64 in 1997 compared to $.62 in 1996.

     Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of, such properties. Based on the assessments, the Partnership believes that it is probable that it will incur costs totaling $175,000 after December 31, 1997 for known environmental remediation requirements. Although there can be no assurance, the Partnership is not aware of any unaccrued environmental contamination of any of its property sites which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

ITEM 3.  LEGAL PROCEEDINGS.
         -----------------
     No material legal proceeding is pending against the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------
     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         --------------------------------------------------------------------
     The Partnership has no common stock.

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

     Exclusive of the General Partners' interest in the Partnership, as of December 31, 1997, there were approximately 2,460 record holders of Units.

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

ITEM 6.  SELECTED FINANCIAL DATA.
         -----------------------


                                                                 For the Years Ended December 31,
                                                -------------------------------------------------------------------
                                                1997           1996            1995            1994           1993
                                                -------------------------------------------------------------------
                                                           (In thousands, except per Unit data)

Revenues                                     $ 12,587        $ 13,306       $ 12,709        $ 12,210       $ 11,781

Depreciation and amortization                   2,950           3,477          3,168           3,033          3,011

Interest expense                                    -               -              -               -              6

Net income                                      2,680           2,293          2,077           2,097          2,005

   Limited partners' share                      2,158           1,873          1,660           1,679          1,662

   General partners' share                        522             420            417             418            343

Limited partners'
   per unit data (a)

   Net income                                 $ 14.39         $ 12.49        $ 11.07         $ 11.19         $ 11.08

   Cash distributions                         $ 29.74         $ 23.80        $ 23.80         $ 23.80         $ 19.40

As of December 31,
------------------

Cash and cash equivalents                     $ 1,353         $ 2,047        $ 2,054         $ 1,407        $ 1,203

Total assets                                 $ 64,353        $ 66,469       $ 67,717        $ 69,194       $ 70,907

---------
(a)  Limited Partners' per unit data is based on the weighted average number of units outstanding during the period (150,000 units).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          ---------------------------------------------------------------

Results of Operations
---------------------

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996:

     The Partnership's net income was $2,680,000 in 1997 compared to $2,293,000 in 1996, representing an increase of $387,000, or 17%. Excluding the 1996 operations for the Partnership's business park facilities as compared to the 1997 equity in income of real estate partnership, the increase is primarily attributable to an increase in the Partnership's mini-warehouse operations, partially offset by increased minority interest in income for those properties held jointly with PSI.

     Rental  income  for  the   Partnership's   mini-warehouse   operations  was
$11,746,000 in 1997 compared to $11,206,000 during 1996, representing an increase of $540,000, or 5%. The increase in rental income was primarily attributable to increased rental rates and occupancy levels at the mini-warehouse facilities. The monthly average realized rent per square foot for the mini-warehouse facilities was $.64 in 1997 compared to $.62 in 1996. The weighted average occupancy levels at the mini-warehouse facilities increased from 90% during 1996 to 91% for 1997. Cost of operations (including management fees) increased $191,000, or 5%, to $4,321,000 in 1997 from $4,130,000 during
1996. This increase was primarily attributable to increases in advertising, management fee, property tax, and payroll expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $349,000, or 5%, from $7,076,000 in 1996 to $7,425,000 in 1997.

     The following table summarizes the Partnership's operating income, net of depreciation, from its investment in PSBPLP during 1997 compared to that of the exchanged business park facilities in 1996:

                                                        1997             1996
                                                 -------------    -------------
  Equity in earnings of real estate partnership    $  734,000      $         -
  Rental income                                             -        1,998,000
  Cost of operations                                        -          842,000
                                                 -------------    -------------
  Net operating income                                734,000        1,156,000
  Depreciation                                              -          718,000
                                                 -------------    -------------
  Operating income, net of depreciation            $  734,000       $  438,000
                                                 =============    =============

     The difference in operating income, net of depreciation, in 1997 and 1996 is primarily due to the effect of depreciation and an improvement in property operations.

     Depreciation and amortization attributable to the Partnership's mini-warehouse facilities increased $191,000 from $2,759,000 in 1996 to $2,950,000 during 1997. This increase was primarily attributable to the depreciation of capital expenditures made during 1996 and 1997.

     Minority interest in income increased $63,000, or 3%, to $2,498,000 in 1997 from $2,435,000 during 1996. This increase was primarily attributable to an increase in operations at the Partnership's real estate facilities owned jointly with PSI.

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

Liquidity and Capital Resources
-------------------------------
     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily by internally generated cash from property operations and existing cash reserves. At December 31, 1997, the Partnership had cash and cash equivalents totaling $1,353,000.

     Cash flows from operating activities ($7,325,000 for the year ended December 31, 1997) have been sufficient to meet all current obligations of the Partnership. Total capital improvements were $1,200,000, $2,128,000, and $1,045,000 in 1997, 1996, and 1995, respectively. The increase in 1996 capital improvements is primarily attributable to various repair and refurbishment projects at five of the Partnership's Houston, Texas mini-warehouse facilities for approximately $1,319,000. During 1998, the Partnership anticipates approximately $934,000 of capital improvements (including PSI's joint venture share of $287,000). During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities. Such enhancements include new signs, exterior color schemes, and improvements to the rental offices.

     The Partnership expects to continue making quarterly distributions. Total distributions paid to the General Partners and the limited partners (including per Unit amounts) for 1997 and prior years were as follows:

                                  Total                       Per Unit
                             ----------------             ---------------
        1997                    $5,007,000                     $29.74
        1996                     4,008,000                      23.80
        1995                     4,007,000                      23.80
        1994                     4,007,000                      23.80
        1993                     3,265,000                      19.40
        1992                     3,026,000                      17.97
        1991                     4,041,000                      24.00
        1990                     3,523,000                      20.93
        1989                     3,368,000                      20.00
        1988                     3,629,000                      21.55
        1987                     4,418,000                      26.25
        1986                     3,544,000                      24.87


     The Partnership, in prior years, made distributions based on anticipated operating cash flows. Beginning in the second quarter of 1989, the distribution level was lowered to a level supported by current operating cash flow after capital improvements and scheduled debt service. The General Partners distributed, concurrently with the distributions for the fourth quarter of 1991, a portion of the operating reserve of the Partnership and adjusted the on-going distribution level. The operating reserve that was distributed was estimated at $4.00 per Unit. The 1997 distribution includes a special distribution of cash reserves of approximately $5.94 per Unit. Future distribution levels will be based on cash available for distributions (cash flow from all sources, less cash necessary for capital improvement needs and to establish reserves).

Impact of Year 2000
-------------------
     PSI has completed an initial assessment of its computer systems. The majority of the computer programs were installed or upgraded over the past few years and are Year 2000 compliant. Some of the older computer programs utilized by PSI were written without regard for Year 2000 issues and could cause a system failure or miscalculations with possible disruption of operations. Each of these computer programs and systems has been evaluated to be upgraded or replaced as part of PSI's Year 2000 project.

     The cost of the Year 2000 project will be allocated to all entities that use the PSI computer systems. The cost of the Year 2000 project which is expected to be allocated to the Partnership is approximately $96,000. The cost of new software will be capitalized and the cost of maintenance to existing systems will be expensed as incurred.

     The project is expected to be completed by March 31, 1999 which is prior to any anticipated impact on operating systems. PSI believes that with modifications to existing software and, in some instances, the conversion to new software, the Year 2000 issue will not pose significant operational problems. However, if such modifications are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Partnership.

     The costs of the project and the date on which PSI believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         --------------------------------------------
     The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Consolidated Financial Statements and Financial Statement Schedules in Item 14(a).

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         -----------------------------------------------------
     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.
         ---------------------------------------------------
     The Partnership has no directors or executive officers.

     The Partnership's General Partners are PSI and B. Wayne Hughes. PSI, acting through its directors and executive officers, and Mr. Hughes manage and make investment decisions for the Partnership. The Partnership's mini-warehouse properties are managed by PSI pursuant to a Management Agreement. Through 1996, the Partnership's commercial properties were managed by PSCPG, now known as PS Business Parks, Inc., pursuant to a Management Agreement. In January 1997, the
Partnership transferred its business parks to PSBPLP in exchange for a partnership interest in PSBPLP.

     The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:


                          Name                                                 Positions with PSI
------------------------------------------                -------------------------------------------------
B. Wayne Hughes                                           Chairman of the Board and Chief Executive Officer
Harvey Lenkin                                             President and Director
B. Wayne Hughes, Jr.                                      Vice President and Director
John Reyes                                                Senior Vice President and Chief Financial Officer
Carl B. Phelps                                            Senior Vice President
Obren B. Gerich                                           Senior Vice President
Marvin M. Lotz                                            Senior Vice President
David Goldberg                                            Senior Vice President and General Counsel
A. Timothy Scott                                          Senior Vice President and Tax Counsel
David P. Singelyn                                         Vice President and Treasurer
Sarah Hass                                                Vice President and Secretary
Robert J. Abernethy                                       Director
Dann V. Angeloff                                          Director
William C. Baker                                          Director
Thomas J. Barrack, Jr.                                    Director
Uri P. Harkham                                            Director

     B. Wayne Hughes, age 64, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes has been active in the real estate investment field for over 25 years. He is the father of B. Wayne Hughes, Jr.

     Harvey Lenkin, age 61, has been employed by PSI for 20 years and became President and a director of PSI in November 1991. Mr. Lenkin is a director of the National Association of Real Estate Investment Trusts (NAREIT).

     B. Wayne Hughes, Jr., age 38, became a director of PSI in January 1998. He has been Vice President - Acquisitions of the Company since 1992. He is the son of B. Wayne Hughes.

     John Reyes, age 37, a certified public accountant, joined PSI in 1990 and was controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

     Carl B. Phelps, age 58, became a Senior Vice President of PSI in January 1998 with overall responsibility for property acquisition and development. From June 1991 until joining PSI, he was a partner in the law firm of Andrews & Kurth, L.L.P., which performed legal services for PSI. From December 1982 through May 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

     Obren B. Gerich, age 59, a certified public accountant, has been a Vice President of PSI since 1980 and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991.

     Marvin M. Lotz, age 55, has had overall responsibility for Public Storage's mini-warehouse operations since 1988. He became a Senior Vice President of PSI in November 1995. Mr. Lotz was an officer of PSI with responsibility for property acquisitions from 1983 until 1988.

     David Goldberg, age 48, joined PSI's legal staff in June 1991. He became Senior Vice President and General Counsel of PSI in November 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

     A. Timothy Scott, age 46, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

     David P. Singelyn, age 36, a certified public accountant, has been employed by PSI since 1989 and became Vice President and Treasurer of PSI in November 1995. From 1987 to 1989, Mr. Singelyn was Controller of Winchell's Donut Houses, L.P.

     Sarah Hass, age 42, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSI's legal department in June 1991, rendering services on behalf of PSI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

     Robert J. Abernethy, age 58, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses, since 1976 and 1977, respectively. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of directors of Johns Hopkins University and of the Los Angeles County Metropolitan Transportation Authority and a former member of the board of directors of the Metropolitan Water District of Southern California.

     Dann V. Angeloff, age 62, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of Compensation Resource Group, Eagle
Lifestyle Nutrition, Inc., Nicholas/Applegate Growth Equity Fund, Nicholas/Applegate Investment Trust, ReadyPac Produce, Inc. and Royce Medical Company.

     William C. Baker, age 64, became a director of PSI in November 1991. Since November 1997, Mr. Baker has been Chairman of the Board and Chief Executive Officer of The Santa Anita Companies, Inc., which operates the Santa Anita Racetrack and is a wholly-owned subsidiary of Meditrust Operating Company. From August 1996 until November 1997, he was Chairman of the Board and Chief Executive Officer of Santa Anita Operating Company and Chairman of the Board of the Board of Santa Anita Realty Enterprises, Inc., the companies which were merged with Meditrust in November 1992. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. From January 1992 through December 1995, he was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. Since 1991, he has been Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company and Meditrust Operating Company.

     Thomas J. Barrack, Jr., age 50, became a director of PSI in February 1998. Mr. Barrack has been the Chairman and Chief Executive Officer of Colony Capital, Inc. since September 1991. Colony Capital, Inc. is one of the largest real estate investors in America, having acquired properties in the U.S., Europe and Asia. Prior to founding Colony Capital, Inc., from 1987 to 1991, Mr. Barrack was a principal with the Robert M. Bass Group, Inc., the principal investment vehicle for Robert M. Bass of Fort Worth, Texas. From 1985 to 1987, Mr. Barrack was President of Oxford Ventures, Inc., a Canadian-based real estate development company. From 1984 to 1985, he was Senior Vice President at E.F. Hutton Corporate Finance in New York. Mr. Barrack was appointed by President Ronald Reagan as Deputy Under Secretary at the U.S. Department of the Interior from 1982 to 1983. Mr. Barrack currently is a director of Continental Airlines, Inc. and Virgin Entertainment Group, Ltd.

     Uri P. Harkham, age 49, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles and Australia.

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

Section 16 (a) Beneficial Ownership Reporting Compliance
--------------------------------------------------------
     Based on a review of the reports filed under Section 16(a) of the Securities and Exchange Act of 1934 with respect to the Units that were submitted to the Partnership, the Partnership believes that with respect to the fiscal year ended December 31, 1997, PSI, a General Partner and an owner of more than 10% of the Units, filed one report on Form 4 which disclosed one transaction that was not timely reported.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         --------------------------------------------------------------

     (a) At December 31, 1997, PSI beneficially owned more than 5% of the Units of the Partnership:


         Title                                                                        Amount of             Percent
           of                             Name and Address of                         Beneficial               of
         Class                             Beneficial Owner                           Ownership              Class
-------------------      -------------------------------------------------        --------------------     -----------
Units of Limited          Public Storage, Inc.
Partnership               701 Western Avenue
Interest                  Glendale, CA 91201-2394                                  90,841 Units (1)        60.56% (1)


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

               The Partnership owns interests in 32 properties (which exclude the properties transferred to PSBPLP in January 1997); 30 of such properties are held in a general partnership comprised of the Partnership and PSI. Under the terms of the partnership agreement relating to the ownership of the properties, PSI has the right to compel a sale of each property at any time after seven years from the date of acquisition at not less than its independently determined fair market value provided the Partnership receives its share of the net sales proceeds solely in cash. As of December 31, 1997, PSI has the right to require the Partnership to sell all of the joint venture properties on these terms.

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

     During 1997, approximately $501,000 was paid to PSI with respect to items 1, 2, and 3 above. The Partnership owns interests in 32 properties (which exclude the properties transferred to PSBPLP in January 1997); 30 of such properties are held in a general partnership comprised of the Partnership and PSI.

     The Partnership has a Management Agreement with PSI pursuant to which the Partnership pays PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership. During 1997, the Partnership paid fees of $705,000 to PSI pursuant to the Management Agreement.

     Through 1996, the Partnership's commercial properties were managed by PSCPG pursuant to a Management Agreement which provides for the payment of a fee by the Partnership of 5% of the gross revenues of the commercial space operated for the Partnership. In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the Partnership's business parks in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc., a REIT traded on the American Stock Exchange.



                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          ----------------------------------------------------------------

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


                                          PS PARTNERS VI, LTD.,
                                          a California Limited Partnership
Dated:  March 26, 1998             By:    Public Storage, Inc., General Partner


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


                Signature                                       Capacity                                    Date
-----------------------------------        ------------------------------------------   -------------------------------------
/s/ B. Wayne Hughes                        Chairman of the Board and Chief                      March 26, 1998
----------------------------               Executive Officer of Public Storage, Inc. and
B. Wayne Hughes                            General Partner (principal executive officer)


/s/ Harvey Lenkin                          President and Director                               March 26, 1998
----------------------------               of Public Storage, Inc.
Harvey Lenkin

/s/ B. Wayne Hughes, Jr.                   Vice President and Director                          March 26, 1998
----------------------------               of Public Storage, Inc.
B. Wayne Hughes, Jr.

/s/ John Reyes                             Senior Vice President and Chief Financial Officer    March 26, 1998
----------------------------               of Public Storage, Inc. (principal financial
John Reyes                                 officer and principal accounting officer)


/s/ Robert J. Abernethy                    Director of Public Storage, Inc.                     March 26, 1998
-----------------------------
Robert J. Abernethy

/s/ Dann V. Angeloff                       Director of Public Storage, Inc.                     March 26, 1998
------------------------------
Dann V. Angeloff

/s/ William C. Baker                       Director of Public Storage, Inc.                     March 26, 1998
------------------------------
William C. Baker


/s/ Uri P. Harkham                         Director of Public Storage, Inc.                     March 26, 1998
------------------------------
Uri P. Harkham

                              PS PARTNERS VI, LTD.
                        a California Limited Partnership

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                  (Item 14 (a))

                                                                  Page
                                                                References
                                                               --------------


Report of Independent Auditors                                       F-1

Consolidated Financial Statements and Schedules:

Consolidated Balance Sheets as of December 31, 1997
   and 1996                                                          F-2

For the years ended December 31, 1997, 1996 and 1995:
                                                                     F-3
   Consolidated Statements of Operations

   Consolidated Statements of Partners' Equity                       F-4

   Consolidated Statements of Cash Flows                          F-5 - F-6

   Notes to Consolidated Financial Statements                     F-7 - F-9

Schedule

   III - Real Estate and Accumulated Depreciation                F-10 - F-12

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

                         Report of Independent Auditors



The Partners
PS Partners VI, Ltd., a California Limited Partnership

We have audited the consolidated balance sheets of PS Partners VI, Ltd., a California Limited Partnership, as of December 31, 1997 and 1996 and the related consolidated statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PS Partners VI, Ltd., a California Limited Partnership, at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.







                                ERNST & YOUNG LLP

February 23, 1998
Los Angeles, California


                              PS PARTNERS VI, LTD.
                        a California Limited Partnership
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996





                                                                              1997                1996
                                                                         ------------          ------------

                                     ASSETS


Cash and cash equivalents                                                  $ 1,353,000         $ 2,047,000

Rent and other receivables                                                      85,000              96,000

Real estate facilities, at cost:
   Land                                                                     17,618,000          24,282,000
   Buildings and equipment                                                  56,089,000          68,947,000
                                                                         ------------          ------------
                                                                            73,707,000          93,229,000

   Less accumulated depreciation                                           (25,447,000)        (29,113,000)
                                                                         ------------          ------------
                                                                            48,260,000          64,116,000

Investment in real estate partnership                                       14,540,000                   -

Other assets                                                                   115,000             210,000
                                                                         ------------          ------------

                                                                          $ 64,353,000        $ 66,469,000
                                                                          ============        ============


                       LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                             $ 806,000           $ 972,000

Advance payments from renters                                                  341,000             350,000

Minority interest in general partnerships                                   24,563,000          24,177,000

Partners' equity:
   Limited partners' equity, $500 per unit, 150,000
       units authorized, issued and outstanding                             38,160,000          40,464,000
   General partners' equity                                                    483,000             506,000
                                                                         ------------          ------------

   Total partners' equity                                                   38,643,000          40,970,000
                                                                         ------------          ------------

                                                                          $ 64,353,000        $ 66,469,000
                                                                          ============        ============



                             See accompanying notes.
                                       F-2

                              PS PARTNERS VI, LTD.
                        a California Limited Partnership
                        CONSOLIDATED STATEMENTS OF INCOME
              For the years ended December 31, 1997, 1996, and 1995





                                                                        1997              1996               1995
                                                                 ----------------    ---------------    -------------

REVENUE:
Rental income                                                    $ 11,746,000        $ 13,204,000        $ 12,612,000
Equity in income of real estate partnership                           734,000                   -                   -
Interest income                                                       107,000             102,000              97,000
                                                                 ----------------    ---------------    -------------
                                                                   12,587,000          13,306,000          12,709,000
                                                                 ----------------    ---------------    -------------

COSTS AND EXPENSES:

Cost of operations                                                  3,616,000           4,200,000           4,099,000
Management fees                                                       705,000             772,000             738,000
Depreciation and amortization                                       2,950,000           3,477,000           3,168,000
Administrative                                                        138,000             129,000             130,000
Environmental costs                                                         -                   -             263,000
                                                                 ----------------    ---------------    -------------
                                                                    7,409,000           8,578,000           8,398,000
                                                                 ----------------    ---------------    -------------

Income before minority interest                                     5,178,000           4,728,000           4,311,000

Minority interest in income                                        (2,498,000)         (2,435,000)         (2,234,000)
                                                                 ----------------    ---------------    -------------

NET INCOME                                                        $ 2,680,000         $ 2,293,000         $ 2,077,000
                                                                 ================    ===============    =============

Limited partners' share of net income
   ($14.39, $12.49, and $11.07 per unit in
   1997, 1996, and 1995, respectively)                            $ 2,158,000         $ 1,873,000         $ 1,660,000
General partners' share of net income                                 522,000             420,000             417,000
                                                                 ----------------    ---------------    -------------
                                                                  $ 2,680,000         $ 2,293,000         $ 2,077,000
                                                                 ================    ===============    =============


                             See accompanying notes.

                              PS PARTNERS VI, LTD.
                        a California Limited Partnership
                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 1997, 1996, and 1995



                                                          Limited             General
                                                          Partners            Partners              Total
                                                      --------------         ------------     --------------
Balances at December 31, 1994                          $ 44,071,000           $ 544,000        $ 44,615,000

Net income                                                1,660,000             417,000           2,077,000

Distributions                                            (3,570,000)           (437,000)         (4,007,000)
                                                      --------------         ------------     --------------

Balances at December 31, 1995                            42,161,000             524,000          42,685,000

Net income                                                1,873,000             420,000           2,293,000

Distributions                                            (3,570,000)           (438,000)         (4,008,000)
                                                      --------------         ------------     --------------

Balances at December 31, 1996                            40,464,000             506,000          40,970,000

Net income                                                2,158,000             522,000           2,680,000

Distributions                                            (4,462,000)           (545,000)         (5,007,000)
                                                      --------------         ------------     --------------

Balances at December 31, 1997                          $ 38,160,000           $ 483,000        $ 38,643,000
                                                     ================       ===============     =============


                             See accompanying notes.
                                       F-4


                              PS PARTNERS VI, LTD.
                        a California Limited Partnership
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1997, 1996, and 1995





                                                                                1997               1996               1995
                                                                            -----------       -----------        -----------

       CASH FLOWS FROM OPERATING ACTIVITIES:

          Net income                                                        $ 2,680,000       $ 2,293,000        $ 2,077,000

          Adjustments to reconcile net income to net cash provided by operating activities

              Depreciation and amortization                                   2,950,000         3,477,000          3,168,000
              Decrease (increase) in rent and other receivables                  11,000           (43,000)             8,000
              Decrease (increase) in other assets                                95,000           (65,000)            (7,000)
              (Decrease) increase in accounts payable                          (166,000)          (91,000)           310,000
              Decrease in advance payments from renters                          (9,000)          (23,000)           (27,000)
              Equity in income of real estate partnership                      (734,000)                -                  -
              Minority interest in income                                     2,498,000         2,435,000          2,234,000
                                                                            -----------       -----------        -----------

                 Total adjustments                                            4,645,000         5,690,000          5,686,000
                                                                            -----------       -----------        -----------

                 Net cash provided by operating activities                    7,325,000         7,983,000          7,763,000
                                                                            -----------       -----------        -----------

       CASH FLOWS FROM INVESTING ACTIVITIES:

          Distributions from real estate partnership                            304,000                 -                  -
          Investment in real estate partnership                                  (4,000)                -                  -
          Additions to real estate facilities                                (1,200,000)       (2,128,000)        (1,045,000)
                                                                            -----------       -----------        -----------

                 Net cash used in investing activities                         (900,000)       (2,128,000)        (1,045,000)
                                                                            -----------       -----------        -----------

       CASH FLOWS FROM FINANCING ACTIVITIES:

          Distributions to holder of minority interest                       (2,112,000)       (1,854,000)        (2,064,000)
          Distributions to partners                                          (5,007,000)       (4,008,000)        (4,007,000)
                                                                            -----------       -----------        -----------

                 Net cash used in financing activities                       (7,119,000)       (5,862,000)        (6,071,000)
                                                                            -----------       -----------        -----------

       Net (decrease) increase in cash and cash equivalents                    (694,000)           (7,000)           647,000

       Cash and cash equivalents at the beginning of the period               2,047,000         2,054,000          1,407,000
                                                                            -----------       -----------        -----------

       Cash and cash equivalents at the end of the period                   $ 1,353,000       $ 2,047,000        $ 2,054,000
                                                                            ===========       ===========        ===========


                             See accompanying notes.

                              PS PARTNERS VI, LTD.
                        a California Limited Partnership
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1997, 1996, and 1995
                                   (Continued)





                                                                                     1997               1996               1995
                                                                                  -----------       -----------        -----------
 Supplemental schedule of noncash investing and financing activities:
    Investment in real estate partnership                                       $ (14,106,000)            $ -            $ -

    Transfer of real estate facilities for interest in real estate                 14,106,000               -              -
      partnership, net



                             See accompanying notes.
                                       F-5

                              PS PARTNERS VI, LTD.
                        a California Limited Partnership
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997



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

               The Partnership has ownership interests in 32 properties in 9 states, which exclude 2 properties transferred to PS Business Parks, L.P. ("PSBPLP") in January 1997. 30 of the properties are owned jointly through 14 general partnerships (the "Joint Ventures") with PSI. For tax administrative efficiency the Joint Ventures were subsequently consolidated into a single general partnership. The Partnership is the managing general partner of the Joint Ventures, with ownership interests in the Joint Ventures ranging from 50% to 76.2%.

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

                              PS PARTNERS VI, LTD.
                        a California Limited Partnership
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997


1.        Summary of Significant Accounting Policies and Partnership Matters
          (continued)
          ------------------------------------------------------------------

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

               In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the Partnership's business parks in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc.

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

          Environmental Cost
          ------------------
               Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. Based on the assessments, the Partnership believes that it is probable that it will incur costs totaling $175,000 after December 31, 1997 for known environmental remediation requirements. During 1997, 1996, and 1995, the Partnership paid $3,000, $39,000, and $46,000 respectively, in connection with the environmental remediations. Although there can be no assurance, the Partnership is not aware of any unaccrued environmental contamination of its facilities which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

                              PS PARTNERS VI, LTD.
                        a California Limited Partnership
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997


1.        Summary of Significant  Accounting  Policies and  Partnership  Matters
          (continued)
          ---------------------------------------------------------------------

          Use of Estimates
          ----------------
               The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

          Cash Distributions
          ------------------
               The Partnership Agreement provides for quarterly distributions of cash flow from operations (as defined). Cash distributions per limited partner unit were $29.74, $23.80, and $23.80 for 1997, 1996, and 1995, respectively.

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

3.        Related Party Transactions
          --------------------------
               The Partnership has a management agreement with PSI whereby PSI operates the Partnership's mini-warehouse facilities for a fee equal to 6% of the facilities' monthly gross revenue (as defined).

               In January 1997, the Partnership transferred its business park facilities to PSBPLP in exchange for a partnership interest in PSBPLP.

               PSI has a significant economic interest in PSBPLP and PSBP.

4.        Leases
          -------
               The Partnership has invested primarily in existing mini-warehouse storage facilities which offer self-service storage spaces for lease to the general public. Leases for such space are usually on a month-to-month basis.

5.        Taxes Based on Income
          ---------------------
               Taxes based on income are the responsibility of the individual partners and, accordingly, the Partnership's consolidated financial statements do not reflect a provision for such taxes.

               Taxable net income was $5,448,000,  $2,147,000 and $1,724,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.


                              PS PARTNERS VI, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                     Costs                           Gross Carrying Amount
                                         Initial Cost              subsequent                        At December 31, 1997
                                     --------------------------- to acquisition ----------------------------------------------------
Date                                                 Building &      Building &  Building &                            Accumulated
Acquired   Description     Encumbrances    Land     Improvement    Improvements    Land     Improvements  Total        Depreciation
-----------------------------------------------------------------------------------------------------------------------------------
    Mini-warehouse
4/86  St. Louis/Kirkham             $-   $ 199,000   $ 1,001,000    $ 193,000   $ 199,000  $ 1,194,000  $ 1,393,000      $ 543,000
4/86  St. Louis/Reavis               -     192,000       958,000      196,000     192,000    1,154,000    1,346,000        526,000
4/86  Fort Worth/East Loop           -     196,000       804,000      184,000     196,000      988,000    1,184,000        451,000
6/86  Richland Hills                 -     543,000       857,000      404,000     543,000    1,261,000    1,804,000        625,000
5/86  Sacramento/Franklin Blvd.      -     872,000       978,000      388,000     872,000    1,366,000    2,238,000        650,000
6/86  West Valley/So. 3600           -     208,000     1,552,000      241,000     208,000    1,793,000    2,001,000        829,000
7/86  West LA/Purdue Ave.            -   2,415,000     3,585,000      319,000   2,415,000    3,904,000    6,319,000      1,786,000
7/86  Capital Heights/Central Ave.   -     649,000     3,851,000      310,000     649,000    4,161,000    4,810,000      1,915,000
10/86 Peralta/Fremont                -     851,000     1,074,000      264,000     851,000    1,338,000    2,189,000        602,000
7/86  Pontiac/Dixie Hwy.             -     259,000     2,091,000       67,000     259,000    2,158,000    2,417,000        987,000
8/86  Laurel/Ft. Meade Rd.           -     475,000     1,475,000      214,000     475,000    1,689,000    2,164,000        776,000
9/86  Kansas City/S. 44th.           -     509,000     1,906,000      457,000     509,000    2,363,000    2,872,000      1,096,000
10/86 Birmingham/Highland            -      89,000       786,000      187,000      89,000      973,000    1,062,000        413,000
10/86 Birmingham/Riverchase          -     262,000     1,338,000      377,000     262,000    1,715,000    1,977,000        801,000
10/86 Birmingham/Eastwood            -     166,000     1,184,000      205,000     166,000    1,389,000    1,555,000        625,000
10/86 Birmingham/Forestdale          -     152,000       948,000      179,000     152,000    1,127,000    1,279,000        502,000
10/86 Birmingham/Centerpoint         -     265,000     1,305,000      240,000     265,000    1,545,000    1,810,000        683,000
10/86 Birmingham/Roebuck Plaza       -     101,000       399,000      206,000     101,000      605,000      706,000        262,000
10/86 Birmingham/Greensprings        -     347,000     1,173,000      329,000     347,000    1,502,000    1,849,000        668,000
10/86 Birmingham/Hoover-Lorna        -     372,000     1,128,000      332,000     372,000    1,460,000    1,832,000        645,000
10/86 Midfield/Bessemer              -     170,000       355,000      232,000     170,000      587,000      757,000        250,000
10/86 Huntsville/Leeman Ferry Rd.    -     158,000       992,000      254,000     158,000    1,246,000    1,404,000        576,000
10/86 Huntsville/Drake               -     253,000     1,172,000      224,000     253,000    1,396,000    1,649,000        626,000
10/86 Anniston/Whiteside             -      59,000       566,000      165,000      59,000      731,000      790,000        332,000
10/86 Houston/Glenvista              -     595,000     1,043,000      418,000     595,000    1,461,000    2,056,000        647,000


                              PS PARTNERS VI, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                     Costs                           Gross Carrying Amount
                                         Initial Cost              subsequent                        At December 31, 1997
                                     --------------------------- to acquisition ----------------------------------------------------
Date                                                 Building &      Building &  Building &                            Accumulated
Acquired   Description     Encumbrances    Land     Improvement    Improvements    Land     Improvements  Total        Depreciation
-----------------------------------------------------------------------------------------------------------------------------------
    Mini-warehouse
10/86 Houston/I-45                 $ -      $ 704,000  $ 1,146,000    $ 709,000    $ 704,000 $ 1,855,000  $ 2,559,000     $ 842,000
10/86 Houston/Rogerdale              -      1,631,000    2,792,000      490,000    1,631,000   3,282,000    4,913,000     1,462,000
10/86 Houston/Gessner                -      1,032,000    1,693,000      721,000    1,032,000   2,414,000    3,446,000     1,028,000
10/86 Houston/Richmond-Fairdale      -      1,502,000    2,506,000      921,000    1,502,000   3,427,000    4,929,000     1,500,000
10/86 Houston/Gulfton                -      1,732,000    3,036,000    1,002,000    1,732,000   4,038,000    5,770,000     1,943,000
10/86 Houston/Westpark               -        503,000      854,000      183,000      503,000   1,037,000    1,540,000       449,000
10/86 Jonesboro                      -        157,000      718,000      212,000      157,000     930,000    1,087,000       407,000
                                 --------------------------------------------------------------------------------------------------
                                   $ -   $ 17,618,000 $ 45,266,000 $ 10,823,000 $ 17,618,000$ 56,089,000 $ 73,707,000  $ 25,447,000
                                 ==================================================================================================

                              PS PARTNERS VI, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)

(A) The following is a reconciliation of cost and related accumulated depreciation.


                                               GROSS CARRYING COST RECONCILIATION

                                                                                    Years Ended December 31,
                                                                         ------------------------------------------------
                                                                            1997              1996              1995
                                                                         ------------------------------------------------

      Balance at beginning of the period                                 $ 93,229,000      $ 91,101,000      $ 90,056,000

      Additions during the period:
           Improvements, etc.                                               1,200,000         2,128,000         1,045,000

      Deductions during the period:
           Disposition of real estate                                     (20,722,000)                -                 -
                                                                         ------------------------------------------------

      Balance at the close of the period                                 $ 73,707,000      $ 93,229,000      $ 91,101,000
                                                                         =================================================


                                             ACCUMULATED DEPRECIATION RECONCILIATION

                                                                                    Years Ended December 31,
                                                                         ------------------------------------------------
                                                                            1997              1996              1995
                                                                         ------------------------------------------------

      Balance at beginning of the period                                 $ 29,113,000      $ 25,636,000      $ 22,468,000

      Additions during the period:
           Depreciation                                                     2,950,000         3,477,000         3,168,000

      Deductions during the period:
           Disposition of real estate                                      (6,616,000)                -                 -
                                                                         ------------------------------------------------

      Balance at the close of the period                                 $ 25,447,000      $ 29,113,000      $ 25,636,000
                                                                         =================================================


(B) The aggregate cost of real estate for Federal income tax purposes is $73,705,000.