Form 10-Q
period 1998-06-30
PS PARTNERS VI LTD
filed 1998-08-14
CIK 773281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1998
                     -------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                to
                              ----------------  ---------------

Commission File Number 0-14477
                       -------

             PS PARTNERS VI, LTD., a California Limited Partnership
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               California                                      95-3950440
-----------------------------------------                ----------------------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                      Identification Number)


           701 Western Avenue
          Glendale, California                                 91201-2394
-----------------------------------------                ----------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       ---  ---

                                      INDEX


PART I.   FINANCIAL INFORMATION


Condensed consolidated balance sheets at June 30, 1998
     and December 31, 1997                                                 2

Condensed consolidated statements of income for the three
     and six months ended June 30, 1998 and 1997                           3

Condensed consolidated statements of cash flows for the
     six months ended June 30, 1998 and 1997                               4-5

Notes to condensed consolidated financial statements                       6

Management's discussion and analysis of financial condition
     and results of operations                                             7-8


PART II.  OTHER INFORMATION

(Items 1 through 5 are not applicable)

Item 6 - Exhibits and Reports on Form 8-K                                  9

                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               June 30,         December 31,
                                                                                 1998              1997
                                                                           ---------------------------------
                                                                              (Unaudited)

                                     ASSETS


Cash and cash equivalents                                                      $2,117,000        $1,353,000

Rent and other receivables                                                         85,000            85,000

Real estate facilities, at cost:
    Land                                                                       17,618,000        17,618,000
    Buildings and equipment                                                    56,436,000        56,089,000
                                                                           ---------------------------------
                                                                               74,054,000        73,707,000

    Less accumulated depreciation                                             (26,956,000)      (25,447,000)
                                                                           ---------------------------------
                                                                               47,098,000        48,260,000

Investment in real estate entity                                               14,585,000        14,540,000

Other assets                                                                      126,000           115,000
                                                                           ---------------------------------

                                                                              $64,011,000       $64,353,000
                                                                           =================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                                 $859,000          $806,000

Advance payments from renters                                                     411,000           341,000

Minority interest in general partnerships                                      24,753,000        24,563,000

Partners' equity:
    Limited partners' equity, $500 per unit, 150,000
      units  authorized, issued and outstanding                                37,511,000        38,160,000
    General partners' equity                                                      477,000           483,000
                                                                           ---------------------------------

         Total partners' equity                                                37,988,000        38,643,000
                                                                           ---------------------------------

                                                                              $64,011,000       $64,353,000
                                                                           =================================

                            See accompanying notes.
                                       2

                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                      Three Months Ended                Six Months Ended
                                                                           June 30,                         June 30,
                                                               ------------------------------------------------------------------
                                                                    1998             1997            1998             1997
                                                               ------------------------------------------------------------------

         REVENUE:

         Rental income                                             $3,054,000      $2,902,000       $6,003,000      $5,724,000
         Equity in income of real estate entity                       260,000         221,000          481,000         378,000
         Interest income                                               25,000          25,000           42,000          49,000
                                                               ------------------------------------------------------------------
                                                                    3,339,000       3,148,000        6,526,000       6,151,000
                                                               ------------------------------------------------------------------

         COSTS AND EXPENSES:

         Cost of operations                                         1,020,000         870,000        1,989,000       1,793,000
         Management fees                                              185,000         174,000          362,000         343,000
         Depreciation and amortization                                757,000         735,000        1,509,000       1,460,000
         Administrative                                                43,000          36,000           61,000          56,000
                                                               ------------------------------------------------------------------
                                                                    2,005,000       1,815,000        3,921,000       3,652,000
                                                               ------------------------------------------------------------------

         Income before minority interest                            1,334,000       1,333,000        2,605,000       2,499,000

         Minority interest in income                                 (637,000)       (622,000)      (1,257,000)     (1,204,000)
                                                               ------------------------------------------------------------------

         NET INCOME                                                  $697,000        $711,000       $1,348,000      $1,295,000
                                                               ==================================================================

         Limited partners' share of net income
            ($7.57 per unit in 1998 and
            $7.23 per unit in 1997)                                                                 $1,136,000      $1,084,000
         General partners' share of net income                                                         212,000         211,000
                                                                                                ---------------------------------
                                                                                                    $1,348,000      $1,295,000
                                                                                                =================================

                            See accompanying notes.
                                       3

                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      Six Months Ended
                                                                                          June 30,
                                                                             ---------------------------------
                                                                                   1998              1997
                                                                             ---------------------------------

           CASH FLOWS FROM OPERATING ACTIVITIES:

              Net income                                                        $1,348,000         $1,295,000

              Adjustments to reconcile net income to net cash
                  provided by operating activities

                  Depreciation and amortization                                  1,509,000          1,460,000
                  Decrease in rent and other receivables                                 -             22,000
                  (Increase) decrease in other assets                              (11,000)            80,000
                  Increase (decrease) in accounts payable                           53,000           (412,000)
                  Increase in advance payments from renters                         70,000             32,000
                  Equity in income of real estate entity                          (481,000)          (378,000)
                  Minority interest in income                                    1,257,000          1,204,000
                                                                             ---------------------------------

                    Total adjustments                                            2,397,000          2,008,000
                                                                             ---------------------------------

                    Net cash provided by operating activities                    3,745,000          3,303,000
                                                                             ---------------------------------

           CASH FLOWS FROM INVESTING ACTIVITIES:

              Distributions from real estate entity                                436,000                  -
              Investment in real estate entity                                           -             (4,000)
              Additions to real estate facilities                                 (347,000)          (475,000)
                                                                             ---------------------------------

                    Net cash provided by (used in) investing activities             89,000           (479,000)
                                                                             ---------------------------------

           CASH FLOWS FROM FINANCING ACTIVITIES:

              Distributions to holder of minority interest                      (1,067,000)          (969,000)
              Distributions to partners                                         (2,003,000)        (2,003,000)
                                                                             ---------------------------------

                    Net cash used in financing activities                       (3,070,000)        (2,972,000)
                                                                             ---------------------------------

           Net increase (decrease) in cash and cash equivalents                    764,000           (148,000)

           Cash and cash equivalents at the beginning of the period              1,353,000          2,047,000
                                                                             ---------------------------------

           Cash and cash equivalents at the end of the period                   $2,117,000         $1,899,000
                                                                             =================================

                            See accompanying notes.
                                       4

                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)


                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                 --------------------------------------
                                                                                        1998               1997
                                                                                 --------------------------------------


    Supplemental schedule of noncash investing and financing activities:


       Investment in real estate entity                                                  $-           $(14,106,000)

       Transfer of real estate facilities for interest in real estate entity, net         -             14,106,000

                            See accompanying notes.
                                       5

                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)


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

2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1998, the results of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:
----------------------

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997:

     The Partnership's net income was $697,000 and $711,000 for the three months ended June 30, 1998 and 1997, respectively, representing a decrease of $14,000, or 2%. The decrease was primarily due to increased minority interest in income for those properties held jointly with PSI.

     Rental income for the Partnership's mini-warehouse operations was $3,054,000 compared to $2,902,000 for the three months ended June 30, 1998 and 1997, respectively, representing an increase of $152,000, or 5%. The increase in rental income was primarily attributable to increased rental rates at the mini-warehouse facilities. The monthly average realized rent per square foot for the mini-warehouse facilities was $.66 compared to $.62 for the three months ended June 30, 1998 and 1997, respectively. The weighted average occupancy levels at the mini-warehouse facilities remained stable at 92% for the three months ended June 30, 1997 and 1998. Cost of operations (including management fees) increased $161,000, or 15%, to $1,205,000 from $1,044,000 for the three months ended June 30, 1998 and 1997, respectively. This increase was primarily attributable to increases in advertising and promotion (due primarily to the PSI national telephone reservations center), property tax, and payroll expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income decreased by $9,000 from $1,858,000 to $1,849,000 for the three months ended June 30, 1997 and 1998, respectively.

     Depreciation and amortization increased $22,000, or 3%, from $735,000 to $757,000 for the three months ended June 30, 1997 and 1998, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1997 and 1998.

     Minority interest in income increased $15,000, or 2%, to $637,000 from $622,000 for the three months ended June 30, 1998 and 1997, respectively. This increase was primarily attributable to an increase in operations at the Partnership's real estate facilities owned jointly with PSI.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997:

     The Partnership's net income was $1,348,000 and $1,295,000 for the six months ended June 30, 1998 and 1997, respectively, representing an increase of $53,000, or 4%. The increase was primarily attributable to an increase in property operations at the Partnership's real estate facilities, partially offset by increased minority interest in income for those properties held jointly with PSI.

     Rental income for the Partnership's mini-warehouse operations was $6,003,000 compared to $5,724,000 for the six months ended June 30, 1998 and 1997, respectively, representing an increase of $279,000, or 5%. The increase in rental income was primarily attributable to increased rental rates and occupancy levels at the mini-warehouse facilities. The monthly average realized rent per square foot for the mini-warehouse facilities was $.65 compared to $.63 for the six months ended June 30, 1998 and 1997, respectively. The weighted average occupancy levels at the mini-warehouse facilities increased from 91% to 92% for the six months ended June 30, 1997 and 1998, respectively. Cost of operations (including management fees) increased $215,000, or 10%, to $2,351,000 from $2,136,000 for the six months ended June 30, 1998 and 1997, respectively. This increase was primarily attributable to increases in advertising and promotion (due primarily to the PSI national telephone reservations center), property tax, and repairs and maintenance expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $64,000, or 2%, from $3,588,000 to $3,652
,000 for the six months ended June 30, 1997 and 1998, respectively.

     Depreciation and amortization increased $49,000, or 3%, from $1,460,000 to $1,509,000 for the six months ended June 30, 1997 and 1998, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1997 and 1998.

     Minority interest in income increased $53,000, or 4%, to $1,257,000 from $1,204,000 for the six months ended June 30, 1998 and 1997, respectively. This increase was primarily attributable to an increase in operations at the Partnership's real estate facilities owned jointly with PSI.

Liquidity and Capital Resources
-------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($3,745,000 for the six months ended June 30, 1998) has been sufficient to meet all current obligations of the Partnership.

     During 1998, the Partnership anticipates approximately $934,000 of capital improvements (of which $287,000 represents PSI's joint venture share). Total capital improvements were $347,000 for the six months ended June 30, 1998 of which $241,000 represents the Partnership's share.

     The Partnership paid distributions to the limited and general partners totaling $1,785,000 ($11.90 per unit) and $218,000, respectively, during the first six months of 1998. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                              DATED:  August 13, 1998

                                      PS PARTNERS VI, LTD.,
                                      a California Limited Partnership

                              BY:     Public Storage, Inc.
                                      General Partner

                              BY:     /s/ John Reyes
                                      -----------------------------------------
                                      Senior Vice President and Chief Financial
                                        Officer of Public Storage, Inc.
                                        (principal financial and accounting
                                        officer)