Form 10-K/A
period 1997-12-31
PS PARTNERS VI LTD
filed 1999-03-17
CIK 773281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

Commission File Number 0-14477
                       -------

             PS PARTNERS VI, LTD., a California Limited Partnership
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               California                                     95-3950440
    (State or other jurisdiction of                        (I.R.S. Employer
----------------------------------------                ----------------------
     incorporation or organization)                     Identification Number)

           701 Western Avenue
          Glendale, California                                91201-2394
----------------------------------------                ----------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]


--------------------------------------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I

ITEM 1.  BUSINESS.

General
-------

         PS Partners VI, Ltd. (the "Partnership") is a publicly held limited partnership formed under the California Revised Limited Partnership Act. Commencing in October 1985, 150,000 units of limited partnership interest (the "Units") were offered to the public in an interstate offering. The offering was completed in June 1986.

         The  Partnership   was  formed  to  invest  in  and  operate   existing
self-service facilities offering storage space for personal and business use (the "mini-warehouses") and to invest up to 40% of the net proceeds of the offering in and operate existing office and industrial properties. The Partnership's real estate investments consist of wholly-owned facilities and an investment in a general partnership (SEI/PSP VI Joint Ventures, the "Joint Venture") with Public Storage, Inc. ("PSI") (formerly known as "Storage Equities, Inc."), a real estate investment trust ("REIT") organized as a corporation under the laws of California

         In 1995, there was a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc. and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc. In the PSMI Merger, Storage Equities, Inc. was renamed "Public Storage, Inc." and it acquired substantially all of PSMI's United States real estate operations and became the operator of the mini warehouses of the Partnership and the Joint Venture.

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

         Through 1996, the business parks of the Joint Venture were managed by Public Storage Commercial Properties Group, Inc. ("PSCPG") pursuant to a Management Agreement. In January 1997, the Joint Venture, PSI and other related partnerships transferred a total of 35 business parks to PS Business Parks, L.P. ("PSBPLP"), formerly known as American Office Park Properties, L.P., an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the business parks of the Joint Venture in exchange for a partnership interest in PSBPLP. Until March 17, 1998, the general partner of PSBPLP was American Office Park Properties, Inc., an affiliate of PSI. On March 17, 1998, American Office Park Properties, Inc. was merged into Public Storage Properties XI, Inc., which changed its name to PS Business Parks, Inc. ("PSBP"). PSBP is a REIT affiliated with PSI, and is publicly traded on the American Stock Exchange. As a result of the merger, PSBP became the general partner of PSBPLP (which changed its name from American Office Park Properties, L.P. to PS Business Parks, L.P.).
See Item 13.

         PSI's current relationship with the Partnership includes (i) the joint ownership of 30 of the Partnership's 32 properties (which excludes the properties transferred to PSBPLP in January 1997), (ii) PSI is a co-general partner along with Hughes, who is chairman of the board and chief executive officer of PSI, (iii) as of December 31, 1997, PSI owned approximately 60.56% of the Partnership's limited partnership units and (iv) PSI is the operator of the 32 properties in which the Partnership has an interest (these 32 properties are referred to collectively hereinafter as the "Mini-Warehouse Properties").

Investments in Facilities
--------------------------

         The Partnership owns interests in 32 properties (excluding the properties transferred to PSBPLP in January 1997); 30 of such properties are owned by the Joint Venture. The Partnership purchased its last property in November, 1986. Reference is made to the table in Item 2 for a summary of information about the Partnership's properties.

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

         The Mini-Warehouse Properties generally consist of three to seven buildings containing an aggregate of between 194 to 1,191 storage spaces, most of which have between 25 and 400 square feet and an interior height of approximately 8 to 12 feet.

         The Mini-Warehouse Properties experience minor seasonal fluctuations in the occupancy levels of mini-warehouses with occupancies higher in the summer months than in the winter months. The Partnership believes that these fluctuations result in part from increased moving activity during the summer.

         The Mini-Warehouse Properties are geographically diversified and are generally located in heavily populated areas and close to concentrations of apartment complexes, single family residences and commercial developments. However, there may be circumstances in which it may be appropriate to own a property in a less populated area, for example, in an area that is highly visible from a major thoroughfare and close to, although not in, a heavily populated area. Moreover, in certain population centers, land costs and zoning restrictions may create a demand for space in nearby less populated areas.

         As with most other types of real estate, the conversion of mini-warehouses to alternative uses in connection with a sale or otherwise would generally require substantial capital expenditures. However, the Partnership and the Joint Venture do not intend to convert the Mini-Warehouse Properties to other uses.

Business Parks
--------------

         Through 1996, the Joint Venture owned and operated two business parks; one in Signal Hill, California and one in Tempe, Arizona. These business parks were transferred to PSBPLP in January 1997 in exchange for a partnership interest in PSBPLP.

Investment Objectives and Polices; Sale or Financing of Investments
-------------------------------------------------------------------

         The Partnership's objectives are to (i) preserve and protect invested capital, (ii) maximize the potential for appreciation in value of its investments, (iii) provide Federal income tax deductions so that during the early years of property operations a portion of cash distributions may be treated as a return of capital for tax purposes, and therefore, may not represent taxable income to the limited partners, and (iv) provide for cash distributions from operations.

         The Partnership will terminate on December 31, 2038, unless dissolved earlier. Under the terms of the general partnership agreement with PSI, PSI has the right to require the Partnership to sell all of the properties owned by the Joint Venture (see Item 12(c)). The General Partners have no present intention to seek the liquidation of the Partnership because they believe that it is not an opportune time to sell mini-warehouses. Although the General Partners originally anticipated a liquidation of the Partnership in 1991-1994, since the completion of the Partnership's offering in 1986, significant changes have taken place in the financial and real estate markets that must be taken into account in considering the timing of any proposed sale or financing, including: (i) the increased construction of mini-warehouses from 1984 to 1988, which has increased competition, (ii) the general deterioration of the real estate market (resulting from a variety of factors, including changes in tax laws), which has significantly affected property values and decreased sales activities and (iii) the reduced sources of real estate financing.

         The Partnership engaged Lawrence R. Nicholson, MAI, a principal with the firm of Nicholson-Douglas Realty Consultants, Inc. ("NDRC") to perform a limited investigation and appraisal of the properties owned by the Partnership and Joint Venture. In a letter appraisal report dated December 31, 1996, NDRC indicated that, based on the assumptions contained in the report, the aggregate market value of the Partnership and the Joint Venture's 34 properties (consisting not only of the Partnership's interest but also including PSI's interest), as of December 31, 1996, was $86,900,000 ($75,000,000 for the 32
mini-warehouses and $11,900,000 for the 2 business parks). (In January 1997, after the date of the appraisal, the Joint Venture transferred its business parks to AOPPLP in exchange for a 9.1% interest in AOPPLP.) NDRC's report is limited in that NDRC did not inspect the properties and relied primarily upon the income capitalization approach in arriving at its opinion. NDRC's aggregate value conclusion represents the 100% property interests, and although not valued separately, includes both the interest of the Partnership in the properties, as well as the interest of PSI, which owns a joint venture interest (ranging from about 50% to 90%) in 32 of the 34 properties. The analytical process that was undertaken in the appraisal included a review of the properties' unit mix, rental rates and historical financial statements. Following these reviews, a stabilized level of net operating income was projected for the properties (an aggregate of $7,282,000 for the 32 mini-warehouses and $1,137,000 for the 2 business parks). In the case of the mini-warehouses, value estimates were then made using both a direct capitalization analysis ($76,400,000) and a discounted cash flow analysis ($74,700,000). In applying the discounted cash flow analysis to the mini-warehouses, projections of cash flow from each property were developed for an 11-year period ending in the year 2007. Growth rates for income and expenses were assumed to be 3.5% per year. NDRC then used a terminal capitalization rate of 10.0% to capitalize each property's 11th year net operating income into a residual value at the end of the holding period. The ten yearly cash flows plus the residual or reversionary proceeds net of sales costs were then discounted to present worth using a discount rate of 12.5%. In the direct capitalization analysis, NDRC applied a 9.5% capitalization rate to the mini-warehouses' stabilized net operating income. These value estimates were then compared to an estimated value ($74,000,000) using a regression analysis applied to approximately 300 sales of mini-warehouses to evaluate the reasonableness of the estimates using the direct capitalization and discounted cash flow analysis.

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

Operating Strategies
--------------------

         The Mini-Warehouse Properties are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

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

*             Maintain  high  occupancy  levels  and  increase  realized  rents.
              Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. The weighted average occupancy levels at the Mini-Warehouse Properties were 91% in 1997 compared to 90% in 1996. The monthly average realized rent per occupied square foot for the Mini-Warehouse Properties was $.64 in 1997 compared to $.62 in 1996. The Partnership has increased rental rates in many markets where it has achieved high occupancy levels and eliminated or minimized promotions.

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

Mini-warehouse Property Operator
--------------------------------

         The Mini-Warehouse Properties are managed by PSI pursuant to a Management Agreement.

         Under the supervision of the Partnership and the Joint Venture, PSI coordinates the operation of the facilities, establishes rental policies and rates, directs marketing activity and directs the purchase of equipment and supplies, maintenance activity, and the selection and engagement of all vendors, supplies and independent contractors.

         PSI engages, at the expense of the property owners, employees for the operation of the owners' facilities, including resident managers, assistant managers, relief managers, and billing and maintenance personnel. Some or all of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, REITs or other entities owning facilities operated by PSI.

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

         The Mini-Warehouse Properties are typically advertised via signage, yellow pages, flyers and broadcast media advertising (television and radio) in geographic areas in which many of the facilities are located. Broadcast media and other advertising costs are charged to the facilities located in geographic areas affected by the advertising. From time to time, PSI adopts promotional programs, such as temporary rent reductions, in selected areas or for individual facilities.

         For as long as the Management Agreement is in effect, PSI has granted the Partnership and the Joint Venture non-exclusive license to use two PSI service marks and related designs, including the "Public Storage" name, in conjunction with rental and operation of facilities managed pursuant to the
Management Agreement. Upon termination of the Management Agreement, the Partnership and the Joint Venture would no longer have the right to use the service marks and related designs. The General Partners believe that the loss of the right to use the service marks and related designs could have a material adverse effect on the Partnership's business.

         The  Management   Agreement  with  PSI  provides  that  the  Management
Agreement may be terminated without cause upon 60 days written notice by either party.

Business Park Operator
----------------------

         Through 1996, the business parks of the the Joint Venture were managed by PSCPG, now known as PS Business Parks, Inc., pursuant to a Management Agreement. In January 1997, these properties were transferred to PSBPLP in exchange for a partnership interest.

Competition
-----------

         Competition in the market areas in which the Mini-Warehouse Properties operate is significant, and affects the occupancy levels, rental rates, and operating expenses of certain of the facilities. Competition may be accelerated by any increase in availability of funds for investment in real estate. Recent increases in plans for development of mini-warehouses are expected to further intensify competition among mini-warehouse operators in certain market areas. In addition to competition from mini-warehouses operated by PSI, there are three other national firms and numerous regional and local operators. The Partnership believes that the significant operating and financial experience of PSI's executive officers and directors and the "Public Storage" name should enable the Partnership to continue to compete effectively with other entities.

Other Business Activities
-------------------------

         A corporation owned by the Hughes Family reinsures policies against losses to goods stored by tenants in the Mini-Warehouse Properties. The Partnership believes that the availability of insurance reduces the potential liability of the Partnership and the Joint Venture to tenants for losses to their goods from theft or destruction. This corporation receives the premiums and bears the risks associated with the insurance.

         A corporation, in which PSI had a 95% economic interest and the Hughes Family has a 5% economic interest, sells locks, boxes, and tape to tenants to be used in securing their spaces and moving their goods. PSI believes that the availability of locks, boxes, and tape for sale promotes the rental of spaces.

Employees
---------

         There are 111 persons who render services on behalf of the Partnership and the Joint Venture. These persons include resident managers, assistant managers, relief managers, district managers, and administrative personnel. Some of these employees may be employed on a part time basis and may also be employed by other persons, partnerships, REITs, or other entities owning facilities operated by PSI or PSBPLP.

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

         The cost of the Year 2000 project will be allocated to all entities that use the PSI computer systems. The cost of the Year 2000 project which is expected to be allocated to the Partnership and the Joint Venture is approximately $96,000. The cost of new software will be capitalized and the cost of maintenance to existing systems will be expensed as incurred.

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

ITEM 2.  PROPERTIES.

         The following table sets forth information as of December 31, 1997 about properties owned by the Mini-Warehouse Properties.

                                     Net               Number
                                   Rentable              of                Date of                Ownership
Location                         Square Feet           Spaces            Acquisition              Percentage
--------                         -----------           ------            -----------              ----------
ALABAMA
Anniston
   Whiteside                         24,600               266             10-01-86                  76.2%
Birmingham
   Bessemer - Midfield               19,400               286             10-01-86                  76.2
Birmingham
   Centerpoint Rd.                   41,600               338             10-01-86                  76.2
Birmingham
   Gadson Highway-                   20,800               194             10-01-86                  76.2
   Roebuck Plaza
Birmingham
   Lorna Rd.- Hoover                 35,400               330             10-01-86                  76.2
Birmingham
   Mini-warehouse                    54,000               479             10-01-86                  76.2
   Rd.- Riverchase
Birmingham
   Oporto-Eastwood                   37,000               263             10-01-86                  76.2
Birmingham
   Oxmoor Blvd.                      39,100               350             10-01-86                  76.2
   Greensprings
Birmingham
   Pebble Creek - Forestdale         30,400               321             10-01-86                  76.2
Birmingham
   27th Place S. - Highland          19,600               272             10-01-86                  76.2
Huntsville
   Drake                             43,400               362             10-01-86                  76.2
Huntsville
   Leeman                            43,800               404             10-01-86                  76.2

CALIFORNIA
Fremont
   Peralta                           39,100               421             10-24-86                  70.0
Sacramento
   Franklin Blvd.                    50,300               575             05-29-86                  67.6
West Los Angeles
   Purdue Ave.                       51,000               639             07-01-86                  50.0

GEORGIA
Jonesboro
   Jonesboro Rd.                     33,400               275             10-23-86                  50.0

KANSAS
Kansas City
   So. 44th                          77,000               567             09-10-86                  72.7


                                     Net               Number
                                   Rentable              of                Date of                Ownership
Location                         Square Feet           Spaces            Acquisition              Percentage
--------                         -----------           ------            -----------              ----------
MARYLAND
Capital Heights
   Central Ave.                      54,400               673             07-15-86                  50.0%
Laurel
   Ft. Meade Rd.                     35,400               511             08-20-86                  50.0

MICHIGAN
Pontiac
   Dixie Hwy.                        60,100               546             07-01-86                  70.0

MISSOURI
St. Louis
   Kirkham                           30,600               402             04-10-86                  57.4
St. Louis
   Reavis Barracks                   29,100               317             04-10-86                  57.4

TEXAS
Fort Worth
   East Loop                         36,100               315             04-10-86                 100.0
Houston
   Fairdale                         119,300             1,191             10-01-86                  70.0
Houston
   Glenvista                         59,200               640             10-01-86                  70.0
Houston
   Gulfton                          103,900               889             10-01-86                  70.0
Houston
   N. Freeway                        97,000               903             10-01-86                  70.0
Houston
   Rogerdale                        115,500             1,004             10-01-86                  70.0
Houston
   S. Gessner                       114,200             1,122             10-01-86                  70.0
Houston
   West Park                         52,200               418             10-01-86                  70.0
Richland Hills
   Baker Blvd.                       55,600               416             06-24-86                  50.0

UTAH
West Valley
   So. 3600 St.                      65,900               570             06-10-86                 100.0


         The weighted average occupancy level for the Mini-Warehouse Properties was 91% in 1997 compared to 90% in 1996. The monthly average realized rent per square foot for the Mini-Warehouse Properties was $.64 in 1997 compared to $.62 in 1996.

         Substantially all of the facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Mini-Warehouse Properties to evaluate the environmental condition of, and potential environmental liabilities of, such properties. Based on the assessments, the Partnership believes that it is probable that costs totaling $175,000 after December 31, 1997 will be incurred for known environmental remediation requirements for the Mini-Warehouse Properties. Although there can be no assurance, the Partnership is not aware of any unaccrued environmental contamination of any of its property sites which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

ITEM 3.  LEGAL PROCEEDINGS.

         No material legal proceeding is pending against the Partnership and the Joint Venture.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                   For the Years Ended December 31,
                                              ------------------------------------------------------------------------
                                                 1997             1996           1995           1994            1993
                                              ----------       ----------     ----------     ----------     ----------
                                                                (In thousands, except per Unit data)

Total Revenues (a)                             $ 3,186         $ 2,778         $ 2,584        $ 2,539        $ 2,448

Depreciation and amortization (a)                  130             125             106            110            116

Net income                                       2,680           2,293           2,077          2,097          2,005

   Limited partners' share                       2,158           1,873           1,660          1,679          1,662

   General partners' share                         522             420             417            418            343

Limited partners'
   per unit data (b)

   Net income                                  $ 14.39         $ 12.49         $ 11.07        $ 11.19         $ 11.08

   Cash distributions                          $ 29.74         $ 23.80         $ 23.80        $ 23.80         $ 19.40

As of December 31,
------------------

Cash and cash equivalents (a)                  $ 1,144         $ 1,867         $ 1,785        $ 1,150          $ 835

Total assets (a)                              $ 38,715        $ 40,997        $ 42,742       $ 44,638       $ 46,572


(a)  Restated - See Note 1 to December 31, 1997 financial statements.

(b) Limited Partners' per unit data is based on the weighted average number of units outstanding during the period (150,000 units).

ITEM 7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION   AND
         RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
---------------------

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996:

         The Partnership's net income was $2,680,000 in 1997 compared to $2,293,000 in 1996, representing an increase of $387,000, or 16.9%. The increase is due primarily to the Partnership's share of an improvement in operations of the mini-warehouses in which the Partnership has an interest (the "Mini-Warehouse Properties").

         PROPERTY OPERATIONS: Rental income for the Partnership's wholly-owned mini-warehouse properties was $579,000 in 1997 compared to $573,000 during 1996, representing an increase of $6,000, or 1.0%. Cost of operations (including management fees) increased $7,000, or 3.0%, to $238,000 in 1997 from $231,000 during 1996. Accordingly, for the Partnership's mini-warehouse operations, property net operating income decreased by $1,000, or 0.3%, from $342,000 in 1996 to $341,000 in 1997.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: Equity in earnings of real estate entities was $2,500,000 in 1997 as compared to $2,103,000 during 1996, representing an increase of $397,000, or 18.9%. This increase was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouse properties.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization attributable to the Mini-Warehouse Properties increased $5,000, or 4.0% from $125,000 in 1996 to $130,000 during 1997. This increase was primarily attributable to the depreciation of capital expenditures made during 1996 and 1997.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995:

         The Partnership's net income in 1996 was $2,293,000 compared to $2,077,000 in 1995, representing an increase of $216,000, or 10.4%. The increase was primarily due to the Partnership's share of improved property operations at the Mini-Warehouse Properties combined with a reduction in environmental costs, partially offset by a reduction in interest income and an increase in depreciation expense.

         PROPERTY OPERATIONS: Rental income for the Partnership's wholly-owned mini-warehouse operations was $573,000 in 1996 compared to $580,000 in 1995, representing an decrease of $7,000, or 1.2%. Costs of operations (including management fees) increased $6,000, or 2.7%, to $231,000 in 1996 from $225,000 in 1995. Accordingly, for the Partnership's mini-warehouse operations, property net operating income decreased by $13,000, or 3.7%, to $342,000 in 1996 from $355,000 in 1995.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: Equity in earnings of real estate entities was $2,103,000 in 1996 as compared to $1,907,000 during 1995, representing a increase of $196,000, or 10.3%. This increase was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouse properties.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization increased $19,000, or 17.9% to $125,000 in 1996 from $106,000 in 1995. This increase was primarily attributable to the depreciation of capital expenditures made during 1995 and 1996.

SUPPLEMENTAL PROPERTY DATA
--------------------------

         In 1997, most of the Partnership's net income is from the Partnership's share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate the Partnership's operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

         YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996: Rental income for the Mini-Warehouse Properties was $11,746,000 in 1997 compared to $11,206,000 during 1996, representing an increase of $540,000, or 4.8%. The increase in rental income was primarily attributable to increased rental rates, combined with increased average occupancy levels. The monthly average realized rent per square foot was $.64 in 1997 compared to $.62 in 1996. The weighted average occupancy levels increased from 90% in 1996 to 91% in 1997. Cost of operations (including management fees) increased $191,000, or 4.6%, to $4,321,000 during 1997 from $4,130,000 in 1996, respectively. This increase was primarily attributable to increases in advertising, property tax, and management expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $349,000, or 4.9%, from $7,076,000 in 1996 to $7,425,000 during 1997.

         YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995: Rental income for the Mini-Warehouse Properties was $11,206,000 in 1996 compared to $10,700,000 in 1995, representing an increase of $506,000, or 4.7%. The increase in rental income was primarily attributable to increased average realized rental rates combined with increased average occupancy levels. The monthly average realized rent per square foot was $.62 in 1996 compared to $.60 in 1995. The weighted average occupancy levels were 90% in 1996 compared to 88% in 1995. Costs of operations (including management fees) increased $175,000, or 4.4%, to $4,130,000 in 1996 from $3,955,000 in 1995. This increase was primarily attributable to increases in advertising and promotion, repairs and maintenance, and office expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $331,000, or 4.9%, to $7,076,000 in 1996 from $6,745,000 in 1995.

Liquidity and Capital Resources
-------------------------------

         The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily by internally generated cash from property operations and distributions from Real Estate Entities combined with cash on hand at December 31, 1997 of $1,144,000.

         Cash flows from operating activities and distributions from Real Estate ($4,322,000 for the year ended December 31, 1997) have been sufficient to meet all current obligations of the Partnership. Total capital improvements for the Partnership's wholly-owned properties were $38,000, $19,000, and $66,000 in 1997, 1996, and 1995, respectively. During 1998, the Partnership anticipates approximately $31,200 of capital improvements to the Partnership's wholly-owned properties. During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities. Such enhancements include new signs, exterior color schemes, and improvements to the rental offices.

         Total distributions paid to the General Partners and the limited partners (including per Unit amounts) for 1997 and prior years were as follows:

                          Total                 Per Unit
                       ----------               --------
        1997           $5,007,000                $29.74
        1996            4,008,000                 23.80
        1995            4,007,000                 23.80
        1994            4,007,000                 23.80
        1993            3,265,000                 19.40
        1992            3,026,000                 17.97
        1991            4,041,000                 24.00
        1990            3,523,000                 20.93
        1989            3,368,000                 20.00
        1988            3,629,000                 21.55
        1987            4,418,000                 26.25
        1986            3,544,000                 24.87

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

         The cost of the Year 2000 project will be allocated to all entities that use the PSI computer systems. The cost of the Year 2000 project which is expected to be allocated to the Partnership and the Joint Venture is approximately $96,000. The cost of new software will be capitalized and the cost of maintenance to existing systems will be expensed as incurred.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Financial Statements and Financial Statement Schedules in Item 14(a).

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.

         The Partnership has no directors or executive officers.

         The Partnership's General Partners are PSI and B. Wayne Hughes. PSI, acting through its directors and executive officers, and Mr. Hughes manage and make investment decisions for the Partnership. The Mini-Warehouse Properties are managed by PSI pursuant to a Management Agreement. Through 1996, the business parks of the Joint Venture were managed by a predecessor of PSBPLP pursuant to a Management Agreement. In January 1997, the Joint Venture transferred their business parks to PSBPLP in exchange for a partnership interest in PSBPLP.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         (a) At December 31, 1997, PSI beneficially owned more than 5% of the Units of the Partnership:


      Title                                         Amount of          Percent
       of               Name and Address of         Beneficial           of
      Class              Beneficial Owner           Ownership           Class
----------------    -----------------------      ----------------    ----------
Units of Limited    Public Storage, Inc.
Partnership         701 Western Avenue
Interest            Glendale, CA 91201-2394      90,841 Units (1)    60.56% (1)


-----------------

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

                  The Partnership owns interests in 32 properties (which exclude the properties transferred to PSBPLP in January 1997); 30 of such properties are held in a general partnership comprised of the Partnership and PSI. Under the terms of the partnership agreement relating to the ownership of the properties, PSI has the right to compel a sale of each property at any time after seven years from the date of acquisition at not less than its independently determined fair market value provided the Partnership receives its share of the net sales proceeds solely in cash. As of December 31, 1997, PSI has the right to require the Partnership to sell all of the Joint Venture's properties on these terms.

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

         The Partnership and the Joint Venture have a Management Agreement with PSI pursuant to which the Partnership and the Joint Venture pay PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership and the Joint Venture. During 1997, the Partnership and the Joint Venture paid fees of $705,000 to PSI pursuant to the Management Agreement.

         Through 1996, the Joint Venture's business parks were managed by a predecessor of PSBPLP pursuant to a Management Agreement which provides for the payment of a fee by the Partnership of 5% of the gross revenues of the commercial space operated for the Joint Venture. In January 1997, the Joint Venture and PSI and other related partnerships transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the Joint Venture's business parks in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc., a REIT traded on the American Stock Exchange.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      List of Documents filed as part of the Report.

                  1. Financial Statements: See Index to Financial Statements and
                     Financial Statement Schedules.

                  2. Financial  Statement  Schedules:  See  Index  to  Financial
                     Statements and Financial Statement Schedules.

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

                                 PS PARTNERS VI, LTD.,
                                 a California Limited Partnership

Dated:  March 17, 1999       By: Public Storage, Inc., General Partner


                             By: /s/ John Reyes
                                 ----------------------------------------------
                                 John Reyes
                                 Senior Vice President and Chief Financial
                                 Officer of Public Storage, Inc.
                                 (principal financial and accounting officer)

                              PS PARTNERS VI, LTD.
                        a California Limited Partnership

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                  (Item 14 (a))



                                                                         Page
                                                                      References
PS Partners VI, Ltd.

    Report of Independent Auditors                                       F-1

    Financial Statements and Schedules:

      Balance Sheets as of December 31, 1997 and 1996                    F-2

      For the years ended December 31, 1997, 1996 and 1995:              F-3

         Statements of Income                                            F-3

         Statements of Partners' Equity                                  F-4

         Statements of Cash Flows                                        F-5

      Notes to Financial Statements                                  F-6 - F-10

      Schedule

         Schedule III - Real Estate and Accumulated Depreciation     F-11 - F-12

Financial Statements of 50 percent or less owned persons required pursuant to Rule 3-09:

     PS Business Parks, Inc. - PS Business Parks, Inc. is a registrant with the Securities and Exchange Commission and its filings can be accessed through the Securities and Exchange Commission.

    SEI/PSP VI Joint Ventures

        Report of Independent Auditors                                  F-13

        Financial Statements:

        Balance Sheets as of December 31, 1997 and 1996                 F-14

          For the years ended December 31, 1997, 1996 and 1995:

             Statements of Income                                       F-15

             Statements of Partners' Equity                             F-16

             Statements of Cash Flows                                F-17 - F-18

        Notes to Financial Statements                                F-19 - F-21

        Schedule

             Schedule III - Real Estate and Accumulated Depreciation F-22 - F-24


         All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

                         Report of Independent Auditors



The Partners
PS Partners VI, Ltd., a California Limited Partnership


We have audited the balance sheets of PS Partners VI, Ltd., a California Limited Partnership, as of December 31, 1997 and 1996 and the related statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PS Partners VI, Ltd., a California Limited Partnership, at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, the financial statements have been restated to account for certain joint ventures previously consolidated by the Partnership on the equity method.





                                                               ERNST & YOUNG LLP



February 23, 1998
Los Angeles, California

                              PS PARTNERS VI, LTD.
                        a California Limited Partnership
                                 BALANCE SHEETS
                             (Restated - See Note 1)
                           December 31, 1997 and 1996

                                                                                        1997               1996
                                                                                 ---------------------------------------

                                     ASSETS

Cash and cash equivalents                                                          $      1,144,000   $      1,867,000

Rent and other receivables                                                                    4,000              9,000

Real estate facilities, at cost:
     Land                                                                                   404,000            404,000
     Buildings and equipment                                                              2,781,000          2,743,000
                                                                                 ---------------------------------------
                                                                                          3,185,000          3,147,000

     Less accumulated depreciation                                                       (1,280,000)        (1,150,000)
                                                                                 ---------------------------------------
                                                                                          1,905,000          1,997,000

Investment in real estate entities                                                       35,657,000         37,114,000

Other assets                                                                                  5,000             10,000
                                                                                 ---------------------------------------

                                                                                   $     38,715,000   $     40,997,000
                                                                                 =======================================


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                                   $         63,000   $         17,000

Advance payments from renters                                                                 9,000             10,000

Partners' equity:
     Limited partners' equity, $500 per unit, 150,000
         units authorized, issued and outstanding                                        38,160,000         40,464,000
     General partners' equity                                                               483,000            506,000
                                                                                 ---------------------------------------

             Total partners' equity                                                      38,643,000         40,970,000
                                                                                 ---------------------------------------

                                                                                   $     38,715,000   $     40,997,000
                                                                                 =======================================

                            See accompanying notes.
                                      F-2

                              PS PARTNERS VI, LTD.
                        a California Limited Partnership
                              STATEMENTS OF INCOME
                             (Restated - See Note 1)
              For the years ended December 31, 1997, 1996, and 1995



                                                                    1997                1996               1995
                                                             -----------------------------------------------------------

REVENUE:

Rental income                                                   $       579,000     $       573,000    $       580,000
Equity in earnings of real estate entities                            2,500,000           2,103,000          1,907,000
Interest income                                                         107,000             102,000             97,000
                                                             -----------------------------------------------------------
                                                                      3,186,000           2,778,000          2,584,000
                                                             -----------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                      203,000             197,000            190,000
Management fees                                                          35,000              34,000             35,000
Depreciation and amortization                                           130,000             125,000            106,000
Administrative                                                          138,000             129,000            130,000
Environmental cost                                                            -                   -             46,000
                                                             -----------------------------------------------------------
                                                                        506,000             485,000            507,000
                                                             -----------------------------------------------------------

NET INCOME                                                      $     2,680,000     $     2,293,000    $     2,077,000
                                                             ===========================================================

Limited partners' share of net income
     ($14.39, $12.49, and $11.07 per unit in
     1997, 1996, and 1995, respectively)                        $     2,158,000     $     1,873,000    $     1,660,000
General partners' share of net income                                   522,000             420,000            417,000
                                                             -----------------------------------------------------------
                                                                $     2,680,000     $     2,293,000    $     2,077,000
                                                             ===========================================================

                            See accompanying notes.
                                      F-3

                              PS PARTNERS VI, LTD.
                        a California Limited Partnership
                         STATEMENTS OF PARTNERS' EQUITY
             For the years ended December 31, 1997, 1996, and 1995

                                                                   Limited            General
                                                                  Partners            Partners             Total
                                                             -----------------------------------------------------------

Balances at December 31, 1994                                   $    44,071,000     $       544,000    $    44,615,000

Net income                                                            1,660,000             417,000          2,077,000

Distributions                                                        (3,570,000)           (437,000)        (4,007,000)
                                                             -----------------------------------------------------------

Balances at December 31, 1995                                        42,161,000             524,000         42,685,000

Net income                                                            1,873,000             420,000          2,293,000

Distributions                                                        (3,570,000)           (438,000)        (4,008,000)
                                                             -----------------------------------------------------------

Balances at December 31, 1996                                        40,464,000             506,000         40,970,000

Net income                                                            2,158,000             522,000          2,680,000

Distributions                                                        (4,462,000)           (545,000)        (5,007,000)
                                                             -----------------------------------------------------------

Balances at December 31, 1997                                   $    38,160,000     $       483,000    $    38,643,000
                                                             ===========================================================

                            See accompanying notes.
                                      F-4

                              PS PARTNERS VI, LTD.
                        a California Limited Partnership
                            STATEMENTS OF CASH FLOWS
                             (Restated - See Note 1)
              For the years ended December 31, 1997, 1996, and 1995

                                                                       1997              1996               1995
                                                                --------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                        $2,680,000         $2,293,000        $2,077,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                    130,000            125,000           106,000
         Decrease (increase) in rent and other receivables                  5,000             (8,000)           13,000
         Decrease (increase) in other assets                                5,000             (4,000)           (1,000)
         Increase (decrease) in accounts payable                           46,000            (29,000)           35,000
         Decrease in advance payments from renters                         (1,000)            (1,000)           (1,000)
         Equity in earnings of real estate entities                    (2,500,000)        (2,103,000)       (1,907,000)
                                                                --------------------------------------------------------

         Total adjustments                                             (2,315,000)        (2,020,000)       (1,755,000)
                                                                --------------------------------------------------------

             Net cash provided by operating activities                    365,000            273,000           322,000
                                                                --------------------------------------------------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:

         Distributions from real estate entities                        3,957,000          3,836,000         4,386,000
         Additions to real estate facilities                              (38,000)           (19,000)          (66,000)
                                                                --------------------------------------------------------

             Net cash provided by investing activities                  3,919,000          3,817,000         4,320,000
                                                                --------------------------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

         Distributions to partners                                     (5,007,000)        (4,008,000)       (4,007,000)
                                                                --------------------------------------------------------

             Net cash used in financing activities                     (5,007,000)        (4,008,000)       (4,007,000)
                                                                --------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                     (723,000)            82,000           635,000

Cash and cash equivalents at the beginning of the period                1,867,000          1,785,000         1,150,000
                                                                --------------------------------------------------------

Cash and cash equivalents at the end of the period                     $1,144,000         $1,867,000        $1,785,000
                                                                ========================================================

                            See accompanying notes.
                                      F-5

                              PS PARTNERS VI, LTD.
                        a California Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


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

                  In 1995, there was a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc. and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc. In the PSMI Merger, Storage Equities, Inc. was renamed Public Storage, Inc. and it acquired substantially all of PSMI's United States real estate operations and became the operator of the mini-warehouse properties in which the Partnership has an interest in.

                  The  Partnership  has  invested  in  existing   mini-warehouse
         storage facilities which offer self-service storage spaces for lease, usually on a month-to-month basis, to the general public and, to a lesser extent, in existing business park facilities which offer industrial and office space for lease.

                  The Partnership has ownership  interests in 32 properties in 9 states (collectively referred to as the "Mini-Warehouse Properties"), which excludes two properties transferred to PS Business Parks, L.P. ("PSBPLP") in January 1997. 30 of the properties are owned by SEI/PSP VI Joint Ventures (the "Joint Venture"), a general partnership between the Partnership and PSI. The Partnership is the managing general partner of the Joint Venture, with ownership interests in the individual properties of the Joint Venture ranging from 50% to 76.2%.

                  As used hereinafter, the Joint Venture and PSBPLP are referred to as the "Real Estate Entities".

         Basis of Presentation
         ---------------------

                  The financial statements include the accounts of the Partnership. The accounts of the Joint Venture, which the Partnership does not control, are not consolidated with the Partnership and the Partnership's interest in the Joint Venture is accounted for on the equity method.

                  The Partnership does not control the Joint Venture because PSI has significant control rights with respect to the management of the properties, including the right to compel the sale of each property in the Joint Venture and the right to require the Partnership to submit operating budgets.

1.       SUMMARY OF  SIGNIFICANT  ACCOUNTING  POLICIES AND  PARTNERSHIP  MATTERS
         (CONTINUED)

                  Previously, the Partnership consolidated the Joint Venture in its financial statements. The accompanying financial statements for 1997, 1996, and 1995 have been restated to de-consolidate the Joint Venture. This restatement had no impact upon net income or Partner's Equity. The primary impact of this change was to reduce total assets by $25,638,000 and $25,472,000 in 1997 and 1996, respectively; the total of minority interest and liabilities was reduced by the corresponding same amount in each period. Total revenues decreased by $9,401,000, $10,528,000, and $10,125,000, respectively, in the years ended December 31, 1997, 1996, and 1995, respectively; the total of minority interest in income and expenses were reduced by the corresponding same amount in each period.

                  Under the terms of the general partnership agreement of the Joint Venture all depreciation and amortization with respect to each property is allocated solely to the Partnership until the limited partners recover their initial capital contribution. Thereafter, all depreciation and amortization is allocated solely to PSI until it recovers its initial capital contribution. All remaining depreciation and amortization is allocated to the Partnership and PSI in proportion to their ownership percentages. No amounts have been allocated to PSI with respect to this provision.

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

         Depreciation and amortization
         -----------------------------

                  The Partnership and the Joint Venture depreciate the buildings and equipment on a straight-line method over estimated useful lives of 25 and 5 years, respectively. Leasing commissions relating to business park properties are expensed when incurred.

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

1.       SUMMARY OF  SIGNIFICANT  ACCOUNTING  POLICIES AND  PARTNERSHIP  MATTERS
         (CONTINUED)

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

         Environmental Cost
         ------------------

                  Substantially all of the real estate facilities in which the Partnership has an interest were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the properties of the Partnership and the Joint Venture to evaluate the environmental condition of, and potential environmental liabilities of such properties. Based on the assessments, the Partnership believes that after December 31, 1997 it is probable that the Mini-Warehouse Properties will incur costs totaling $175,000 after December 31, 1997 for known environmental remediation requirements. During 1997, 1996, and 1995, the Partnership and the Joint Venture paid $3,000, $39,000, and $46,000 respectively, in connection with the environmental remediations. Although there can be no assurance, the Partnership is not aware of any unaccrued environmental contamination of the Mini-Warehouse Properties which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

         Use of Estimates
         ----------------

                  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.       REAL ESTATE FACILITIES

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

                  In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the Joint Venture's business parks in exchange for a partnership interest in PSBPLP.
         The general partner of PSBPLP is PS Business Parks, Inc.

3.       INVESTMENT IN REAL ESTATE ENTITIES

                 During 1997, 1996, and 1995, the Partnership recognized earnings from the Real Estate Entities of $2,500,000, $2,103,000 and $1,907,000, respectively, and received cash distributions totaling $3,957,000, $3,836,000, and $4,386,000, respectively from the Real
         Estate Entities.

                 The accounting policies of the Real Estate Entities are similar to that of the Partnership. Summarized combined financial data with respect to the Real Estate Entities are as follows:

                                                         1997            1996
                                                     ------------   ------------
For the year ended December 31,
    Total revenues                                    $43,479,000    $12,631,000
    Minority interest in income                        $8,566,000             $0
    Net income                                         $8,834,000     $4,538,000

At December 31,
    Total assets, net of accumulated depreciation    $384,749,000    $62,586,000
    Total liabilities                                 $12,906,000     $1,295,000
    Total minority interest                          $168,665,000             $0
    Total equity                                     $203,178,000    $61,291,000

                  The increase in the size of the combined financial position and operating results, respectively, of the Real Estate Entities for the year ended December 31, 1997 and at December 31, 1997, respectively, as compared to prior periods, is the result of the January 1997 transfer of business parks owned by the Joint Venture to PSBPLP, which was formed to own and operate business parks. PSI has a significant interest in PSBPLP.

                 Financial statements of the Joint Venture are filed with the Partnership's Form 10-K/A for 1997, in Item 14. PS Business Parks, Inc. is a registrant with the Securities and Exchange Commission, and its filings can be accessed through the Securities and Exchange Commission.

4.       GENERAL PARTNERS' EQUITY

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

5.       RELATED PARTY TRANSACTIONS

                  The Partnership has a management agreement with PSI whereby PSI operates the Mini-Warehouse Properties for a fee equal to 6% of the facilities' monthly gross revenue (as defined).

                  In January 1997, the Joint Venture transferred its business park facilities to PSBPLP in exchange for a partnership interest in PSBPLP.

                  PSI has a significant economic interest in PSBPLP and PSBP.

6.       LEASES

                  The Partnership has invested primarily in existing mini-warehouse storage facilities which offer self-service storage spaces for lease to the general public. Leases for such space are usually on a month-to-month basis.

7.       TAXES BASED ON INCOME

                  Taxes based on income are the responsibility of the individual partners and, accordingly, the Partnership's financial statements do not reflect a provision for such taxes.

                  Unaudited taxable net income was $5,448,000, $2,147,000 and $1,724,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

                              PS PARTNERS VI, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                        Costs
                                                                           Initial Cost              subsequent
                                                                 --------------------------------- to acquisition
    Date                                                                            Building &       Building &
  Acquired                Description              Encumbrances        Land         Improvement     Improvements
------------------------------------------------------------------------------------------------------------------
    4/86      Fort Worth/East Loop                       $-           $196,000         $804,000        $184,000
    6/86      West Valley/So. 3600                        -            208,000        1,552,000         241,000
                                                  ----------------------------------------------------------------


                                                         $-          $ 404,000      $ 2,356,000       $ 425,000
                                                  ================================================================

                                                                   Gross Carrying Amount
                                                                   At December 31, 1997
                                                  ---------------------------------------------------------------
    Date                                                             Building &                     Accumulated
  Acquired                Description                   Land        Improvements        Total      Depreciation
-----------------------------------------------------------------------------------------------------------------
    4/86      Fort Worth/East Loop                      $196,000        $988,000      $1,184,000         $451,000
    6/86      West Valley/So. 3600                       208,000       1,793,000       2,001,000          829,000
                                                  ---------------------------------------------------------------


                                                       $ 404,000     $ 2,781,000     $ 3,185,000      $ 1,280,000
                                                  ===============================================================

                              PS PARTNERS VI, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)

(A)  The  following  is  a  reconciliation  of  cost  and  related   accumulated
     depreciation.


                       Gross Carrying Cost Reconciliation

                                                    Years Ended December 31,
                                       -----------------------------------------
                                           1997          1996           1995
                                       -----------------------------------------

Balance at beginning of the period     $ 3,147,000    $ 3,128,000    $ 3,062,000

Additions during the period:
     Improvements, etc.                     38,000         19,000         66,000
                                       -----------------------------------------

Balance at the close of the period     $ 3,185,000    $ 3,147,000    $ 3,128,000
                                       =========================================


                     Accumulated Depreciation Reconciliation

                                                     Years Ended December 31,
                                        ----------------------------------------
                                            1997          1996          1995
                                        ----------------------------------------

Balance at beginning of the period      $ 1,150,000    $ 1,025,000   $   919,000

Additions during the period:
     Depreciation                           130,000        125,000       106,000
                                        ----------------------------------------

Balance at the close of the period      $ 1,280,000    $ 1,150,000   $ 1,025,000
                                        ========================================


(B) The aggregate cost of real estate for Federal income tax purposes is $3,181,000.

                         Report of Independent Auditors




The Partners
SEI/PSP VI Joint Ventures


We have audited the balance sheets of the SEI/PSP VI Joint Ventures as of December 31, 1997 and 1996 and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Joint Ventures' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the SEI/PSP VI Joint Ventures at December 31, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                               ERNST & YOUNG LLP

February 23, 1998
Los Angeles, CA

                            SEI/PSP VI JOINT VENTURES
                        a California Limited Partnership
                                 BALANCE SHEETS
                           December 31, 1997 and 1996

                                                                                          1997               1996
                                                                                   --------------------------------------

                                     ASSETS


Cash and cash equivalents                                                                   $209,000            $180,000

Rent and other receivables                                                                    81,000              87,000

Real estate facilities, at cost:
     Land                                                                                 17,214,000          23,878,000
     Buildings and equipment                                                              53,308,000          66,204,000
                                                                                   --------------------------------------
                                                                                          70,522,000          90,082,000

         Less accumulated depreciation                                                   (24,167,000)        (27,963,000)
                                                                                   --------------------------------------
                                                                                          46,355,000          62,119,000

Investment in real estate entity                                                          14,540,000                   -

Other assets                                                                                 110,000             200,000
                                                                                   --------------------------------------

                                                                                         $61,295,000         $62,586,000
                                                                                   ======================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                                            $743,000            $955,000

Advance payments from renters                                                                332,000             340,000

Partners' equity:
     PS Partners VI, Ltd.                                                                 35,657,000          37,114,000
     Public Storage, Inc.                                                                 24,563,000          24,177,000
                                                                                   --------------------------------------

Total partners' equity                                                                    60,220,000          61,291,000
                                                                                   --------------------------------------

                                                                                         $61,295,000         $62,586,000
                                                                                   ======================================

                            See accompanying notes.
                                      F-14

                            SEI/PSP VI JOINT VENTURES
                        a California Limited Partnership
                              STATEMENTS OF INCOME
              For the years ended December 31, 1997, 1996, and 1995


                                                                         1997              1996              1995
                                                                   -----------------------------------------------------

REVENUE:

Rental income                                                           $11,167,000       $12,631,000       $12,032,000
Equity in earnings of real estate entity                                    734,000                 -                 -
                                                                   -----------------------------------------------------
                                                                         11,901,000        12,631,000        12,032,000
                                                                   -----------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                        3,413,000         4,003,000         3,909,000
Management fees                                                             670,000           738,000           703,000
Depreciation and amortization                                             2,820,000         3,352,000         3,062,000
Environmental costs                                                               -                 -           217,000
                                                                   -----------------------------------------------------
                                                                          6,903,000         8,093,000         7,891,000
                                                                   -----------------------------------------------------


NET INCOME                                                               $4,998,000        $4,538,000        $4,141,000
                                                                   =====================================================


Partners' share of net income:
          PS Partners VI, Ltd.'s share                                   $2,500,000        $2,103,000        $1,907,000
          Public Storage Inc.'s share                                     2,498,000         2,435,000         2,234,000
                                                                   -----------------------------------------------------
                                                                         $4,998,000        $4,538,000        $4,141,000
                                                                   =====================================================

                            See accompanying notes.
                                      F-15

                            SEI/PSP VI JOINT VENTURES
                        a California Limited Partnership
                             STATEMENTS OF PARTNERS'
          EQUITY For the years ended December 31, 1997, 1996, and 1995


                                                                   PS Partners        Public Storage
                                                                    VI., Ltd.              Inc.              Total
                                                              -----------------------------------------------------------

Balances at December 31, 1994                                        $41,326,000        $23,426,000        $64,752,000

Net income                                                             1,907,000          2,234,000          4,141,000

Distributions                                                         (4,386,000)        (2,064,000)        (6,450,000)

                                                              -----------------------------------------------------------
Balances at December 31, 1995                                         38,847,000         23,596,000         62,443,000

Net income                                                             2,103,000          2,435,000          4,538,000

Distributions                                                         (3,836,000)        (1,854,000)        (5,690,000)

                                                              -----------------------------------------------------------
Balances at December 31, 1996                                         37,114,000         24,177,000         61,291,000

Net income                                                             2,500,000          2,498,000          4,998,000

Distributions                                                         (3,957,000)        (2,112,000)        (6,069,000)
                                                              -----------------------------------------------------------

Balances at December 31, 1997                                        $35,657,000        $24,563,000        $60,220,000
                                                              ===========================================================

                            See accompanying notes.
                                      F-16

                            SEI/PSP VI JOINT VENTURES
                        a California Limited Partnership
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1997, 1996, and 1995


                                                                              1997            1996            1995
                                                                        -------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                  $4,998,000      $4,538,000      $4,141,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                       2,820,000        3,352,000       3,062,000
         Decrease (increase) in rent and other receivables                       6,000          (35,000)         (5,000)
         Decrease (increase) in other assets                                    90,000          (61,000)         (6,000)
         (Decrease) increase in accounts payable                              (212,000)         (62,000)        275,000
         Decrease in advance payments from renters                              (8,000)         (22,000)        (26,000)
         Equity in earnings of real estate entity                             (734,000)               -               -
                                                                        -------------------------------------------------

              Total adjustments                                              1,962,000        3,172,000       3,300,000
                                                                        -------------------------------------------------

              Net cash provided by operating activities                      6,960,000        7,710,000       7,441,000
                                                                        -------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:

         Distributions from real estate entity                                 300,000                -               -
         Additions to real estate facilities                                (1,162,000)      (2,109,000)       (979,000)
                                                                        -------------------------------------------------

              Net cash used in  investing activities                          (862,000)      (2,109,000)       (979,000)
                                                                        -------------------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

         Distributions to partners                                          (6,069,000)      (5,690,000)     (6,450,000)
                                                                        -------------------------------------------------

              Net cash used in financing activities                         (6,069,000)      (5,690,000)     (6,450,000)
                                                                        -------------------------------------------------

Net increase (decrease) in cash and cash equivalents                            29,000          (89,000)         12,000

Cash and cash equivalents at the beginning of the period                       180,000          269,000         257,000
                                                                        -------------------------------------------------

Cash and cash equivalents at the end of the period                            $209,000         $180,000        $269,000
                                                                        =================================================

                            See accompanying notes.
                                      F-17

                            SEI/PSP VI JOINT VENTURES
                        a California Limited Partnership
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1997, 1996, and 1995
                                   (Continued)

                                                                                   1997           1996         1995
                                                                              -------------------------------------------


Supplemental schedule of noncash investing and financing activities:


     Investment in real estate entity                                            $(14,106,000)      $-           $-

     Transfer of real estate facilities for interest in real estate entity,
     net                                                                           14,106,000        -            -

                             See accomanying notes.
                                      F-18

                            SEI/PSP VI JOINT VENTURES
                        a California Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


1.       DESCRIPTION OF PARTNERSHIP

                  SEI/PSP VI Joint Ventures (the "Joint Venture") was formed on December 31, 1990 in connection with the consolidation of 14 separate general partnerships between Public Storage Inc. ("PSI") and PS Partners VI, Ltd. ("PSP VI"). The Joint Venture, through its predecessor general partnerships, invested in existing mini-warehouse facilities which offer self-service storage spaces for lease, usually on a month-to-month basis, to the general public and, to a lesser extent, in existing business park facilities which offer industrial and office space for lease.

                  The Joint Venture owns 30 properties (referred to hereinafter as the "Mini-Warehouses"), which excludes two properties which were transferred to PS Business Parks, L.P. ("PSBPLP") in January 1997. PSP VI is the managing general partner of the Joint Venture, with its ownership interests in the properties of the Joint Venture ranging from 50% to 76.2%.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

         Basis of Presentation
         ---------------------

                  The financial statements include the accounts of the Joint Venture.

                  Under the terms of the general partnership agreement of the Joint Venture, for property acquisitions in which PSI issued convertible securities to the sellers for its interest, PSI's right to receive cash flow distributions for any year after the first year of operation are subordinated to cash distributions to PSP VI equal to a cumulative annual 7% of its cash investment (not compounded). In addition, upon sale or refinancing of a property for more than its original purchase price, distribution of proceeds to PSI is subordinated to the return to PSP VI of the amount of its cash investment and the 7% distribution described above.

         Depreciation and amortization
         -----------------------------

                  The Joint Venture depreciates the buildings and equipment on a straight-line method over estimated useful lives of 25 and 5 years, respectively. Leasing commissions relating to business park properties are expensed when incurred.

         Revenue Recognition
         -------------------

                  Property rents are recognized as earned.

         Allocation of Net Income to PSP VI and PSI
         ------------------------------------------

                  Net income prior to depreciation is allocated to PSP VI and PSI based upon their relative ownership interest in each property and the results of each property.

                  Under the terms of the general  partnership  agreement  of the
         Joint Venture all depreciation and amortization with respect to each Joint Venture is allocated solely to PSP VI until it recovers its initial capital contribution. Thereafter, all depreciation and amortization is allocated solely to PSI until it recovers its initial capital contribution. All remaining depreciation and amortization is allocated to PSP VI and PSI in proportion to their ownership percentages.

2.       SUMMARY OF  SIGNIFICANT  ACCOUNTING  POLICIES AND  PARTNERSHIP  MATTERS
         (CONTINUED)

         Cash Distributions
         ------------------

                  The  general  partnership   agreement  of  the  Joint  Venture
         provides for regular distributions of cash flow from operations (as defined).

         Cash and Cash Equivalents
         -------------------------

                  For financial statement purposes, the Joint Venture considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         Environmental Cost
         ------------------

                  Substantially all of the real estate facilities in which the Joint Venture has an interest were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Joint Venture's properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. Based upon these evaluations, the Joint Venture accrued a total of $217,000 of environmental expense in 1995. Although there can be no assurance, the Joint Venture is not aware of any additional unaccrued environmental contamination of the Mini-Warehouses.

         Use of Estimates
         ----------------

                  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.       REAL ESTATE FACILITIES

                  In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("Statement 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Statement 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the method of accounting for long-lived assets that are expected to be disposed. The Joint Venture adopted Statement 121 in 1996 and the adoption had no effect.

                  In January 1997, the Joint Venture, PSI and other affiliated partnerships of PSI transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the Joint Venture's business parks in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc.

4.       INVESTMENT IN REAL ESTATE ENTITY

                  In 1997, the Joint Venture recognized $734,000 in equity in earnings of real estate entities with respect to the investment in PSBPLP described in Note 3 above.

                  The accounting policies of PSBPLP are similar to that of the Joint Venture. Summarized combined financial data with respect to PSBPLP is as follows:

                                                                 1997
                                                            ------------
   For the year ended December 31,
       Total revenues                                        $31,578,000
       Minority interest in income                            $8,566,000
       Net income                                             $3,836,000

   At December 31,
       Total assets, net of accumulated depreciation        $323,454,000
       Total liabilities                                     $11,831,000
       Total minority interest                              $168,665,000
       Total equity                                         $142,958,000

                 PS Business Parks, Inc., which owns PSBPLP, is a registrant with the Securities and Exchange Commission, and its filings can be accessed through the Securities and Exchange Commission.

5.       RELATED PARTY TRANSACTIONS

                  The Joint Venture has a management agreement with PSI whereby PSI operates the Mini-Warehouses for a fee equal to 6% of the facilities' monthly gross revenue (as defined).

                  In January 1997, the Joint Venture transferred its business park facilities to PSBPLP in exchange for a partnership interest in PSBPLP.

                  PSI has a significant economic interest in PSBPLP and PSBP.

6.       LEASES

                  The Joint Venture has invested primarily in existing mini-warehouse storage facilities which offer self-service storage spaces for lease to the general public. Leases for such space are usually on a month-to-month basis.

7.       TAXES BASED ON INCOME

                  Taxes based on income are the responsibility of PSP VI and PSI and, accordingly, the Joint Venture's financial statements do not reflect a provision for such taxes.

                  Unaudited taxable net income was $5,283,000, $4,386,000 and $3,782,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

                            SEI/PSP VI JOINT VENTURES
                        A CALIFORNIA LIMITED PARTNERSHIP
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Costs
                                                                           Initial Cost              subsequent
                                                                 --------------------------------- to acquisition
    Date                                                                            Building &       Building &
  Acquired                Description              Encumbrances        Land         Improvement     Improvements
------------------------------------------------------------------------------------------------------------------

4/86          St. Louis/Kirkham                          $-           $199,000       $1,001,000        $193,000
4/86          St. Louis/Reavis                            -            192,000          958,000         196,000
6/86          Richland Hills                              -            543,000          857,000         404,000
5/86          Sacramento/Franklin Blvd.                   -            872,000          978,000         388,000
7/86          West LA/Purdue Ave.                         -          2,415,000        3,585,000         319,000
7/86          Capital Heights/Central Ave.                -            649,000        3,851,000         310,000
10/86         Peralta/Fremont                             -            851,000        1,074,000         264,000
7/86          Pontiac/Dixie Hwy.                          -            259,000        2,091,000          67,000
8/86          Laurel/Ft. Meade Rd.                        -            475,000        1,475,000         214,000
9/86          Kansas City/S. 44th.                        -            509,000        1,906,000         457,000
10/86         Birmingham/Highland                         -             89,000          786,000         187,000
10/86         Birmingham/Riverchase                       -            262,000        1,338,000         377,000
10/86         Birmingham/Eastwood                         -            166,000        1,184,000         205,000
10/86         Birmingham/Forestdale                       -            152,000          948,000         179,000
10/86         Birmingham/Centerpoint                      -            265,000        1,305,000         240,000
10/86         Birmingham/Roebuck Plaza                    -            101,000          399,000         206,000
10/86         Birmingham/Greensprings                     -            347,000        1,173,000         329,000
10/86         Birmingham/Hoover-Lorna                     -            372,000        1,128,000         332,000
10/86         Midfield/Bessemer                           -            170,000          355,000         232,000
10/86         Huntsville/Leeman Ferry Rd.                 -            158,000          992,000         254,000
10/86         Huntsville/Drake                            -            253,000        1,172,000         224,000
10/86         Anniston/Whiteside                          -             59,000          566,000         165,000
10/86         Houston/Glenvista                           -            595,000        1,043,000         418,000
10/86          Houston/I-45                               -            704,000        1,146,000         709,000
10/86         Houston/Rogerdale                           -          1,631,000        2,792,000         490,000
10/86         Houston/Gessner                             -          1,032,000        1,693,000         721,000
10/86         Houston/Richmond-Fairdale                   -          1,502,000        2,506,000         921,000



                                                                   Gross Carrying Amount
                                                                    At December 31, 1997
                                                 ---------------------------------------------------------------
    Date                                                            Building &                     Accumulated
  Acquired                Description                  Land        Improvements        Total      Depreciation
----------------------------------------------------------------------------------------------------------------

4/86          St. Louis/Kirkham                        $199,000      $1,194,000      $1,393,000        $543,000
4/86          St. Louis/Reavis                          192,000       1,154,000       1,346,000         526,000
6/86          Richland Hills                            543,000       1,261,000       1,804,000         625,000
5/86          Sacramento/Franklin Blvd.                 872,000       1,366,000       2,238,000         650,000
7/86          West LA/Purdue Ave.                     2,415,000       3,904,000       6,319,000       1,786,000
7/86          Capital Heights/Central Ave.              649,000       4,161,000       4,810,000       1,915,000
10/86         Peralta/Fremont                           851,000       1,338,000       2,189,000         602,000
7/86          Pontiac/Dixie Hwy.                        259,000       2,158,000       2,417,000         987,000
8/86          Laurel/Ft. Meade Rd.                      475,000       1,689,000       2,164,000         776,000
9/86          Kansas City/S. 44th.                      509,000       2,363,000       2,872,000       1,096,000
10/86         Birmingham/Highland                        89,000         973,000       1,062,000         413,000
10/86         Birmingham/Riverchase                     262,000       1,715,000       1,977,000         801,000
10/86         Birmingham/Eastwood                       166,000       1,389,000       1,555,000         625,000
10/86         Birmingham/Forestdale                     152,000       1,127,000       1,279,000         502,000
10/86         Birmingham/Centerpoint                    265,000       1,545,000       1,810,000         683,000
10/86         Birmingham/Roebuck Plaza                  101,000         605,000         706,000         262,000
10/86         Birmingham/Greensprings                   347,000       1,502,000       1,849,000         668,000
10/86         Birmingham/Hoover-Lorna                   372,000       1,460,000       1,832,000         645,000
10/86         Midfield/Bessemer                         170,000         587,000         757,000         250,000
10/86         Huntsville/Leeman Ferry Rd.               158,000       1,246,000       1,404,000         576,000
10/86         Huntsville/Drake                          253,000       1,396,000       1,649,000         626,000
10/86         Anniston/Whiteside                         59,000         731,000         790,000         332,000
10/86         Houston/Glenvista                         595,000       1,461,000       2,056,000         647,000
10/86          Houston/I-45                             704,000       1,855,000       2,559,000         842,000
10/86         Houston/Rogerdale                       1,631,000       3,282,000       4,913,000       1,462,000
10/86         Houston/Gessner                         1,032,000       2,414,000       3,446,000       1,028,000
10/86         Houston/Richmond-Fairdale               1,502,000       3,427,000       4,929,000       1,500,000


                            SEI/PSP VI JOINT VENTURES
                        A CALIFORNIA LIMITED PARTNERSHIP
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                                                                       Costs
                                                                           Initial Cost              subsequent
                                                                 --------------------------------- to acquisition
    Date                                                                            Building &       Building &
  Acquired                Description              Encumbrances        Land         Improvement     Improvements
------------------------------------------------------------------------------------------------------------------

10/86         Houston/Gulfton                            $-         $1,732,000       $3,036,000      $1,002,000
10/86         Houston/Westpark                            -            503,000          854,000         183,000
10/86         Jonesboro                                   -            157,000          718,000         212,000
                                                  ----------------------------------------------------------------


                                                         $-        $17,214,000      $42,910,000     $10,398,000
                                                  ================================================================


                                                                    Gross Carrying Amount
                                                                     At December 31, 1997
                                                  --------------------------------------------------------------
    Date                                                             Building &                     Accumulated
  Acquired                Description                   Land        Improvements        Total      Depreciation
-----------------------------------------------------------------------------------------------------------------

10/86         Houston/Gulfton                         $1,732,000      $4,038,000      $5,770,000      $1,943,000
10/86         Houston/Westpark                           503,000       1,037,000       1,540,000         449,000
10/86         Jonesboro                                  157,000         930,000       1,087,000         407,000
                                                  ---------------------------------------------------------------


                                                     $17,214,000     $53,308,000     $70,522,000     $24,167,000
                                                  ===============================================================

                            SEI/PSP VI JOINT VENTURES
                        A CALIFORNIA LIMITED PARTNERSHIP
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)

(A)  The  following  is  a  reconciliation  of  cost  and  related   accumulated
     depreciation.

                       Gross Carrying Cost Reconciliation

                                                  Years Ended December 31,
                                      ------------------------------------------
                                         1997           1996           1995
                                      ------------------------------------------

Balance at beginning of the period    $ 90,082,000   $ 87,973,000   $ 86,994,000

Additions during the period:
     Improvements, etc.                  1,162,000      2,109,000        979,000

Deductions during the period:
     Disposition of real estate         20,722,000)             -              -
                                      ------------------------------------------

Balance at the close of the period    $ 70,522,000   $ 90,082,000   $ 87,973,000
                                      ==========================================


                     Accumulated Depreciation Reconciliation

                                                  Years Ended December 31,
                                      ------------------------------------------
                                         1997           1996           1995
                                      ------------------------------------------

Balance at beginning of the period    $ 27,963,000   $ 24,611,000   $ 21,549,000

Additions during the period:
     Depreciation                        2,820,000      3,352,000      3,062,000

Deductions during the period:
     Disposition of real estate         (6,616,000)             -              -
                                      ------------------------------------------

Balance at the close of the period    $ 24,167,000   $ 27,963,000   $ 24,611,000
                                      ==========================================


(B) The aggregate cost of real estate for Federal income tax purposes is $70,524,000.