Form 10-Q/A
period 1998-03-31
PS PARTNERS VI LTD
filed 1999-03-18
CIK 773281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1998
                     --------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                to
                              ----------------  ----------------

Commission File Number 0-14477
                       -------

             PS PARTNERS VI, LTD., a California Limited Partnership
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               California                                     95-3950440
----------------------------------------                ----------------------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                     Identification Number)


           701 Western Avenue
          Glendale, California                                91201-2394
----------------------------------------                ----------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       ---  ---

                                      INDEX


PART I.   FINANCIAL INFORMATION


         Condensed balance sheets at March 31, 1998
              and December 31, 1997                                       2

         Condensed statements of income for the three
              months ended March 31, 1998 and 1997                        3

         Condensed statements of cash flows for the three
              months ended March 31, 1998 and 1997                        4

         Notes to condensed financial statements                          5

         Management's discussion and analysis of financial condition
              and results of operations                                   6-8

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                        9

                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                            CONDENSED BALANCE SHEETS


                                                                                     March 31,        December 31,
                                                                                       1998              1997
                                                                                 ------------------------------------
                                                                                    (Unaudited)
                                                                               (Restated - See Note 5)
                                     ASSETS
                                     ------


Cash and cash equivalents                                                               $1,303,000        $1,144,000

Rent and other receivables                                                                   4,000             4,000

Real estate facilities, at cost:
     Land                                                                                  404,000           404,000
     Buildings and equipment                                                             2,781,000         2,781,000
                                                                                 ------------------------------------
                                                                                         3,185,000         3,185,000

     Less accumulated depreciation                                                      (1,314,000)       (1,280,000)
                                                                                 ------------------------------------
                                                                                         1,871,000         1,905,000

Investment in real estate entities                                                      35,173,000        35,657,000

Other assets                                                                                12,000             5,000
                                                                                 ------------------------------------

                                                                                       $38,363,000       $38,715,000
                                                                                 ====================================


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable                                                                           $54,000           $63,000

Advance payments from renters                                                               16,000             9,000

Partners' equity:
     Limited partners' equity, $500 per unit, 150,000
         units  authorized, issued and outstanding                                      37,813,000        38,160,000
     General partners' equity                                                              480,000           483,000
                                                                                 ------------------------------------

Total partners' equity                                                                  38,293,000        38,643,000
                                                                                 ------------------------------------

                                                                                       $38,363,000       $38,715,000
                                                                                 ====================================

                            See accompanying notes.
                                       2

                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                         CONDENSED STATEMENTS OF INCOME
                             (Restated - See Note 5)
                                   (UNAUDITED)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                             --------------------------------------
                                                                                    1998               1997
                                                                             --------------------------------------

REVENUE:

Rental income                                                                         $138,000           $138,000
Equity in earnings of real estate entities                                             608,000            535,000
Interest income                                                                         17,000             24,000
                                                                             --------------------------------------
                                                                                       763,000            697,000
                                                                             --------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                                      52,000             53,000
Management fees                                                                          8,000              8,000
Depreciation and amortization                                                           34,000             32,000
Administrative                                                                          18,000             20,000
                                                                             --------------------------------------
                                                                                       112,000            113,000
                                                                             --------------------------------------

NET INCOME                                                                            $651,000           $584,000
                                                                             ======================================

Limited partners' share of net income
    ($3.63 per unit in 1998 and
    $3.19 per unit in 1997)                                                           $545,000           $479,000
General partners' share of net income                                                  106,000            105,000
                                                                             --------------------------------------
                                                                                      $651,000           $584,000
                                                                             ======================================

                            See accompanying notes.
                                       3

                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Restated - See Note 5)
                                   (UNAUDITED)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                             --------------------------------------
                                                                                    1998               1997
                                                                             --------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                                        $651,000           $584,000

    Adjustments to reconcile net income to net cash provided by operating activities

        Depreciation and amortization                                                   34,000             32,000
        Increase in rent and other receivables                                               -            (10,000)
        (Increase) decrease in other assets                                             (7,000)             5,000
        Decrease in accounts payable                                                    (9,000)            (3,000)
        Increase in advance payments from renters                                        7,000              5,000
        Equity in earnings of real estate entities                                    (608,000)          (535,000)
                                                                             --------------------------------------

             Total adjustments                                                        (583,000)          (506,000)
                                                                             --------------------------------------

             Net cash provided by operating activities                                  68,000             78,000
                                                                             --------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

        Distributions from real estate entities                                      1,092,000            596,000
        Additions to real estate facilities                                                  -            (18,000)
                                                                             --------------------------------------

             Net cash provided by investing activities                               1,092,000            578,000
                                                                             --------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

        Distributions to partners                                                   (1,001,000)        (1,002,000)
                                                                             --------------------------------------

             Net cash used in financing activities                                  (1,001,000)        (1,002,000)
                                                                             --------------------------------------

Net increase (decrease) in cash and cash equivalents                                   159,000           (346,000)

Cash and cash equivalents at the beginning of the period                             1,144,000          1,867,000
                                                                             --------------------------------------

Cash and cash equivalents at the end of the period                                  $1,303,000         $1,521,000
                                                                             ======================================

                            See accompanying notes.
                                       4

                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and
         Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K/A for the year ended December 31, 1997.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1998, the results of operations for the three months ended March 31, 1998 and 1997 and cash flows for the three months then ended.

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

5. Previously, the Partnership consolidated the Joint Venture in its financial statements. The accompanying financial statements have been restated to de-consolidate the Joint Venture. This restatement had no impact upon net income or Partner's Equity.

6. Summarized combined financial data with respect to the Real Estate Entities is as follows:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1998             1997
                                                    -----------      -----------
  Total revenues..........................          $17,820,000       $8,922,000
  Minority interest in income.............           $2,814,000       $1,813,000
  Net income..............................           $4,938,000       $1,217,000

                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS
--------------------------

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward looking" statements that involve risks and uncertainties and are based upon a number of assumptions. Actual results and trends may differ materially depending upon a number of factors. Information regarding these factors is contained in the Partnership's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997:

         The Partnership's net income was $651,000 and $584,000 for the three months ended March 31, 1998 and 1997, respectively, representing an increase of $67,000, or 11%. This increase was primarily due to the Partnership's share of improved property operations at the real estate facilities that the Partnership has an interest in.

Property Operations
-------------------

         Rental income for the Partnership's wholly-owned mini-warehouse properties remained stable at $138,000 for the three months ended March 31, 1998 and 1997. Cost of operations (including management fees) decreased $1,000, or 2%, to $60,000 from $61,000 for the three months ended March 31, 1998 and 1997, respectively. Accordingly, for the Partnership's wholly-owned mini-warehouse properties, property net operating income increased by $1,000, or 1%, from $77,000 to $78,000 for the three months ended March 31, 1997 and 1998, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $608,000 in the three months ended March 31, 1998 as compared to $535,000 during the three months ended March 31, 1997, representing an increase of $73,000, or 14%. This was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouse properties.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization increased $2,000, or 6%, from $32,000 to $34,000 for the three months ended March 31, 1997 and 1998, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1997 and 1998.

SUPPLEMENTAL PROPERTY DATA
--------------------------

         Most of the Partnership's net income is from the Partnership's share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate the Partnership's operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997:

         Rental income for the Mini-Warehouse Properties was $2,949,000 compared to $2,822,000 for the three months ended March 31, 1998 and 1997, respectively, representing an increase of $127,000, or 5%. The increase in rental income was primarily attributable to increased rental rates and occupancy levels at the Mini-Warehouse Properties. The monthly average realized rent per square foot for the Mini-Warehouse Properties was $.64 compared to $.63 for the three months ended March 31, 1998 and 1997, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties increased from 89% to 91% for the three months ended March 31, 1997 and 1998, respectively. Cost of operations (including management fees) increased $54,000, or 5%, to $1,146,000 from $1,092,000 for the three months ended March 31, 1998 and 1997, respectively. This increase was primarily attributable to increases in advertising and repairs and maintenance expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $73,000, or 4%, from $1,730,000 to $1,803,000 for the three months ended March 31, 1997 and 1998, respectively.

Liquidity and Capital Resources
-------------------------------

         The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations and distributions from real estate entities ($1,160,000 for the three months ended March 31, 1998) has been sufficient to meet all current obligations of the Partnership.

         During 1998, the Partnership anticipates approximately $31,000 of capital improvements for the Partnership's wholly-owned properties. As of March 31, 1998 the Partnership has not made any capital improvements.

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


                             DATED: March 18, 1999



                                    PS PARTNERS VI, LTD.,
                                    a California Limited Partnership

                             BY:    Public Storage, Inc.
                                    General Partner



                             BY:    /s/ John Reyes
                                    --------------------------------------------
                                    John Reyes
                                    Senior Vice President and Chief Financial
                                    Officer of Public Storage, Inc.
                                    (principal financial and accounting officer)