Form 10-Q/A
period 1998-09-30
PS PARTNERS VI LTD
filed 1999-03-18
CIK 773281

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


                                    Yes X No
                                       ---  ---

                                      INDEX


PART I.   FINANCIAL INFORMATION


         Condensed balance sheets at September 30, 1998
              and December 31, 1997                                        2

         Condensed statements of income for the three
              and nine months ended September 30, 1998 and 1997            3

         Condensed statements of cash flows for the
              nine months ended September 30, 1998 and 1997                4

         Notes to condensed financial statements                           5

         Management's discussion and analysis of financial condition
              and results of operations                                    6-10

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                         11

                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                            CONDENSED BALANCE SHEETS

                                                                                   September 30,      December 31,
                                                                                       1998              1997
                                                                                 ------------------------------------
                                                                                    (Unaudited)
                                                                               (Restated - See Note 5)
                                     ASSETS
                                     ------


Cash and cash equivalents                                                               $2,153,000        $1,144,000

Rent and other receivables                                                                   8,000             4,000

Real estate facilities, at cost:
     Land                                                                                  404,000           404,000
     Buildings and equipment                                                             2,798,000         2,781,000
                                                                                 ------------------------------------
                                                                                         3,202,000         3,185,000

     Less accumulated depreciation                                                      (1,381,000)       (1,280,000)
                                                                                 ------------------------------------
                                                                                         1,821,000         1,905,000

Investment in real estate entities                                                      33,923,000        35,657,000

Other assets                                                                                 5,000             5,000
                                                                                 ------------------------------------

                                                                                       $37,910,000        $38,715,000
                                                                                 ====================================


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable                                                                           $84,000           $63,000

Advance payments from renters                                                               13,000             9,000

Partners' equity:
     Limited partners' equity, $500 per unit, 150,000
         units  authorized, issued and outstanding                                      37,338,000        38,160,000
     General partners' equity                                                              475,000           483,000
                                                                                 ------------------------------------

Total partners' equity                                                                  37,813,000         38,643,000
                                                                                 ------------------------------------

                                                                                       $37,910,000        $38,715,000
                                                                                 ====================================

                            See accompanying notes.
                                       2

                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                         CONDENSED STATEMENTS OF INCOME
                             (Restated - See Note 5)
                                   (UNAUDITED)



                                                              Three Months Ended               Nine Months Ended
                                                                September 30,                    September 30,
                                                       ------------------------------------------------------------------
                                                             1998            1997             1998            1997
                                                       ------------------------------------------------------------------

REVENUE:

Rental income                                                $149,000         $147,000        $431,000         $435,000
Equity in earnings of real estate entities                    795,000          716,000       2,074,000        1,909,000
Interest income                                                32,000           29,000          74,000           78,000
                                                       ------------------------------------------------------------------
                                                              976,000          892,000       2,579,000        2,422,000
                                                       ------------------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                             52,000           46,000         162,000          145,000
Management fees                                                 9,000            9,000          26,000           26,000
Depreciation and amortization                                  34,000           33,000         101,000           97,000
Administrative                                                 54,000           53,000         115,000          108,000
                                                       ------------------------------------------------------------------
                                                              149,000          141,000         404,000          376,000
                                                       ------------------------------------------------------------------

NET INCOME                                                   $827,000         $751,000      $2,175,000       $2,046,000
                                                       ==================================================================

Limited partners' share of net income
     ($12.37 per unit in 1998 and
     $11.52 per unit in 1997)                                                               $1,856,000       $1,728,000
General partners' share of net income                                                          319,000          318,000
                                                                                        ---------------------------------
                                                                                            $2,175,000       $2,046,000
                                                                                        =================================

                            See accompanying notes.
                                       3

                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Restated - See Note 5)
                                   (UNAUDITED)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                             --------------------------------------
                                                                                    1998               1997
                                                                             --------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                                     $2,175,000         $2,046,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                                 101,000             97,000
         (Increase) decrease in rent and other receivables                              (4,000)             4,000
         Decrease in other assets                                                            -              3,000
         Increase in accounts payable                                                   21,000             22,000
         Increase in advance payments from renters                                       4,000              2,000
         Equity in earnings of real estate entities                                 (2,074,000)        (1,909,000)
                                                                             --------------------------------------

             Total adjustments                                                      (1,952,000)        (1,781,000)
                                                                             --------------------------------------

             Net cash provided by operating activities                                 223,000            265,000
                                                                             --------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

         Distributions from real estate entities                                     3,808,000          2,711,000
         Additions to real estate facilities                                           (17,000)           (24,000)
                                                                             --------------------------------------

             Net cash provided by investing activities                               3,791,000          2,687,000
                                                                             --------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

         Distributions to partners                                                  (3,005,000)        (3,005,000)
                                                                             --------------------------------------

             Net cash used in financing activities                                  (3,005,000)        (3,005,000)
                                                                             --------------------------------------

Net increase (decrease) in cash and cash equivalents                                 1,009,000            (53,000)

Cash and cash equivalents at the beginning of the period                             1,144,000          1,867,000
                                                                             --------------------------------------

Cash and cash equivalents at the end of the period                                  $2,153,000         $1,814,000
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

4. In January 1997, the Joint Venture, PSI, and other related partnerships transferred a total of 35 business parks to PS Business Parks, LP ("PSBPLP"), an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred was the Joint Venture's business park in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc.

5. Previously, the Partnership consolidated the Joint Venture in its financial statements. The accompanying financial statements have been restated to de-consolidate the Joint Venture. This restatement had no impact upon net income or Partner's Equity.

6. Summarized combined financial data with respect to the Real Estate Entities is as follows:

                                                 Nine Months Ended September 30,
                                                --------------------------------
                                                   1998                1997
                                                ------------        ------------
  Total revenues........................        $72,482,000         $30,948,000
  Minority interest in income...........         $8,696,000          $6,795,000
  Net income............................        $23,198,000          $4,568,000

                              PS PARTNERS VI, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS
--------------------------

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward looking" statements that involve risks and uncertainties and are based upon a number of assumptions. Actual results and trends may differ materially depending upon a number of factors. Information regarding these factors is contained in the Partnership's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997 and in the reports for the quarterly periods on Form 10-Q/A for the quarters ended March 31, 1998 and June 30, 1998.

RESULTS OF OPERATIONS
---------------------

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

Property Operations
-------------------

         Rental  income  for  the  Partnership's   wholly-owned   mini-warehouse
properties was $149,000 compared to $147,000 for the three months ended September 30, 1998 and 1997, respectively, representing an increase of $2,000, or 1%. Cost of operations (including management fees) increased $6,000, or 11%, to $61,000 from $55,000 for the three months ended September 30, 1998 and 1997, respectively. Accordingly, for the Partnership's wholly-owned mini-warehouse properties, property net operating income decreased by $4,000, or 4%, from $92,000 to $88,000 for the three months ended September 30, 1997 and 1998, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $795,000 in the three months ended September 30, 1998 as compared to $716,000 during the three months ended September 30, 1997, representing an increase of $79,000, or 11%. This was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouses.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization increased $1,000, or 3%, from $33,000 to $34,000 for the three months ended September 30, 1997 and 1998, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1997 and 1998.

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

Property Operations
-------------------

         Rental income for the Partnership's wholly-owned mini-warehouse properties was $431,000 compared to $435,000 for the nine months ended September 30, 1998 and 1997, respectively, representing an decrease of $4,000, or 1%. Cost of operations (including management fees) increased $17,000, or 10%, to $188,000 from $171,000 for the nine months ended September 30, 1998 and 1997, respectively. Accordingly, for the Partnership's wholly-owned mini-warehouse properties, property net operating income decreased by $21,000, or 8%, from $264,000 to $243,000 for the nine months ended September 30, 1997 and 1998, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $2,074,000 in the nine months ended September 30, 1998 as compared to $1,909,000 during the nine months ended September 30, 1997, representing an increase of $165,000, or 9%. This was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouses.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization increased $4,000, or 4%, from $97,000 to $101,000 for the nine months ended September 30, 1997 and 1998, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1997 and 1998.

SUPPLEMENTAL PROPERTY DATA
--------------------------

         Most of the Partnership's net income is from the Partnership's share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate the Partnership's operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997:

         Rental income for the Mini-Warehouse Properties was $3,191,000 compared to $3,029,000 for the three months ended September 30, 1998 and 1997, respectively, representing an increase of $162,000, or 5%. The increase in rental income was primarily attributable to increased rental rates at the Mini-Warehouse Properties. The monthly average realized rent per square foot for the Mini-Warehouse Properties was $.68 compared to $.64 for the three months ended September 30, 1998 and 1997, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties remained stable at 93% for the three months ended September 30, 1997 and 1998. Cost of operations (including management fees) increased $96,000, or 9%, to $1,131,000 from $1,035,000 for the three months ended September 30, 1998 and 1997, respectively. This increase was primarily attributable to increases in advertising and promotion (due primarily to the PSI national telephone reservation center), payroll, and property tax expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $66,000, or 3%, from $1,994,000 to $2,060,000 for the three months ended September 30, 1997 and 1998, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997:

         Rental income for the Mini-Warehouse Properties was $9,194,000 compared to $8,753,000 for the nine months ended September 30, 1998 and 1997, respectively, representing an increase of $441,000, or 5%. The increase in rental income was primarily attributable to increased rental rates and occupancy levels at the Mini-Warehouse Properties. The monthly average realized rent per square foot for the Mini-Warehouse Properties was $.66 compared to $.63 for the nine months ended September 30, 1998 and 1997, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties increased from 91% to 92% for the nine months ended September 30, 1997 and 1998, respectively. Cost of operations (including management fees) increased $311,000, or 10%, to $3,482,000 from $3,171,000 for the nine months ended September 30, 1998 and 1997, respectively. This increase was primarily attributable to increases in advertising and promotion (due primarily to the PSI national telephone reservation center), property tax, payroll, and repairs and maintenance expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $130,000, or 2%, from $5,582,000 to $5,712,000 for the nine months ended September 30, 1997 and 1998, respectively.

Liquidity and Capital Resources
-------------------------------

         The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations and distributions from real estate entities ($4,031,000 for the nine months ended September 30, 1998) has been sufficient to meet all current obligations of the Partnership.

         During 1998, the Partnership anticipates approximately $31,000 of capital improvements for the Partnership's wholly-owned properties. Total capital improvements were $17,000 for the nine months ended September 30, 1998.

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

Impact of the Year 2000 Issue
-----------------------------

         PSI has completed an assessment of all of its hardware and software applications to identify susceptibility to what is commonly referred to as the "Y2K Issue" whereby certain computer programs have been written using two digits rather than four to define the applicable year. Any of PSI's computer programs or hardware with the Y2K Issue that have date-sensitive applications or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in miscalculations or system failure causing disruptions of operations.

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

         Certain of PSI's other non-computer related systems that may be impacted by the Y2K Issue, such as security systems, are currently being evaluated, and PSI expects the evaluation to be complete by June 1999. PSI expects the implementation of any required solutions to be complete in advance of December 31, 1999. PSI has not fully evaluated the impact of lack of Year 2000 compliance on these systems, but has no reason to believe that lack of compliance would materially impact the operations of the Partnership.

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

         The total cost of PSI's year 2000 compliance activities (which primarily consists of the costs of new systems) will be allocated to all entities that use the PSI computer systems. The amount to be allocated to the Partnership and the Joint Venture is estimated at approximately $128,000. These costs are capitalized.

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


                           DATED: March 18, 1999



                                  PS PARTNERS VI, LTD.,
                                  a California Limited Partnership

                           BY:    Public Storage, Inc.
                                  General Partner



                           BY:    /s/ John Reyes
                                  ---------------------------------------------
                                  John Reyes
                                  Senior Vice President and Chief Financial
                                  Officer of Public Storage, Inc.
                                  (principal financial and accounting officer)