Form 10-K405
period 1999-12-31
PS PARTNERS VI LTD
filed 2000-03-28
CIK 773281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 1999
                          -----------------

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

ITEM 1.  BUSINESS.
         ---------

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

         PSI's current relationship with the Partnership includes (i) the joint ownership of 30 of the Partnership's 32 properties (which excludes the properties transferred to PSBPLP in January 1997), (ii) PSI is a co-general partner along with Hughes, who is chairman of the board and chief executive officer of PSI, (iii) as of January 1, 2000, PSI owned approximately 61.48% of the Partnership's limited partnership units and (iv) PSI is the operator of the 32 properties in which the Partnership has an interest (these 32 properties are referred to collectively hereinafter as the "Mini-Warehouse Properties").

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

         The Partnership engaged Lawrence R. Nicholson, MAI, a principal with the firm of Nicholson-Douglas Realty Consultants, Inc. ("NDRC") to perform a limited investigation and appraisal of the properties owned by the Partnership and Joint Venture. In a letter appraisal report dated December 31, 1996, NDRC indicated that, based on the assumptions contained in the report, the aggregate market value of the Mini-Warehouse Properties (consisting not only of the Partnership's interest but also including PSI's interest), as of December 31, 1996, was $75,000,000. NDRC's report is limited in that NDRC did not inspect the properties and relied primarily upon the income capitalization approach in arriving at its opinion. NDRC's aggregate value conclusion represents the 100% property interests, and although not valued separately, includes both the interest of the Partnership in the properties, as well as the interest of PSI, which owns a joint venture interest (ranging from about 50% to 77%) in 30 of the Mini-Warehouse Properties. The analytical process that was undertaken in the appraisal included a review of the properties' unit mix, rental rates and historical financial statements. Following these reviews, a stabilized level of net operating income was projected for the Mini-Warehouse Properties (an aggregate of $7,282,000). Value estimates were then made using both a direct capitalization analysis ($76,400,000) and a discounted cash flow analysis ($74,700,000). In applying the discounted cash flow analysis to the mini-warehouses, projections of cash flow from each property were developed for an 11-year period ending in the year 2007. Growth rates for income and expenses were assumed to be 3.5% per year. NDRC then used a terminal capitalization rate of 10.0% to capitalize each property's 11th year net operating income into a residual value at the end of the holding period. The ten yearly cash flows plus the residual or reversionary proceeds net of sales costs were then discounted to present worth using a discount rate of 12.5%. In the direct capitalization analysis, NDRC applied a 9.5% capitalization rate to the mini-warehouses' stabilized net operating income. These value estimates were then compared to an estimated value ($74,000,000) using a regression analysis applied to approximately 300 sales of mini-warehouses to evaluate the reasonableness of the estimates using the direct capitalization and discounted cash flow analysis.

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

COMPETITION
-----------

         Competition in the market areas in which the Partnership operates is significant and affects the occupancy levels, rental rates and operating expenses of certain of the Partnerships facilities. Recent increases in development of mini-warehouse facilities have intensified the competition among mini-warehouse operators in many market areas in which the Partnership operates. In recent years consolidation has occurred in the fragmented mini-warehouse industry.

         The Partnership believes that the significant operating and financial experience of PSI's officers and directors, combined with the Partnership's geographic diversity, economies of scale and the "Public Storage" name, should enable the Partnership to continue to compete effectively with other entities.

BUSINESS ATTRIBUTES
-------------------

         Under PSI operation, the Partnership's facilities are part of a comprehensive distribution system encompassing standardized procedures, integrated reporting and information networks and centralized marketing. This distribution system is designed to maximize revenue through pricing and occupancy. The distribution system was significantly enhanced during 1996 with the introduction and implementation of the national telephone reservation center and new facility management software.

         NATIONAL TELEPHONE RESERVATION SYSTEM: Commencing in early 1996, PSI began to implement a national telephone reservation system designed to provide added customer service and maximize utilization of available mini-warehouse space. Customers calling either the PSI's toll-free telephone referral system,
(800) 44-STORE, or a mini-warehouse facility are directed to the national reservation system where a representative discusses with the customer space requirements, price and location.

         PSI believes that the national telephone reservation system has enhanced the Partnership's ability to effectively market mini-warehouse and is primarily responsible for the Partnership's increasing occupancy levels and realized rental rates experienced at the mini-warehouse facilities during the past three years.

         ECONOMIES OF SCALE: PSI is the largest provider of mini-warehouse space in the industry. As of December 31, 1999, PSI operated 1,358 mini-warehouse facilities (including 35 managed for third parties) in 37 states and had over 663,000 spaces rented. The size and scope of the PSI's operations have enabled it to achieve a consistently high level of profit margins and low level of administrative costs relative to revenues.

         BRAND NAME RECOGNITION: The Partnership's operations are conducted under the "Public Storage" brand name, which the Partnership believes is the most recognized and established name in the mini-warehouse industry. PSI manages mini-warehouse operations conducted in 37 states, giving it national recognition and prominence. PSI focuses its operations within those states in the major metropolitan markets. This concentration establishes PSI as one of the dominant providers of storage space in each market that it operates in and enables it to use a variety of promotional activities, such as television and radio advertising as well as targeted discounting and referrals, which are generally not economically viable to its competitors.

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

         The Mini-Warehouse Properties generally consist of three to seven buildings containing an aggregate of between 192 to 1,194 storage spaces, most of which have between 25 and 400 square feet and an interior height of approximately 8 to 12 feet.

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

ITEM 2.  PROPERTIES.
         -----------

         The following table sets forth information as of December 31, 1999 about properties owned by the Mini-Warehouse Properties.

                                    Net         Number
                                  Rentable        of       Date of     Ownership
Location                        Square Feet     Spaces   Acquisition  Percentage
-----------------------------   -----------     ------   -----------  ----------
ALABAMA
Anniston
   Whiteside                       25,200         246      10-01-86       76.2%
Birmingham
   Bessemer - Midfield             19,300         289      10-01-86       76.2
Birmingham
   Centerpoint Rd.                 41,600         329      10-01-86       76.2
Birmingham
   Gadson Highway-                 20,800         192      10-01-86       76.2
   Roebuck Plaza
Birmingham
   Lorna Rd.- Hoover               35,400         326      10-01-86       76.2
Birmingham
   Mini-warehouse                  53,900         462      10-01-86       76.2
   Rd.- Riverchase
Birmingham
   Oporto-Eastwood                 36,900         261      10-01-86       76.2
Birmingham
   Oxmoor Blvd.                    39,100         338      10-01-86       76.2
   Greensprings
Birmingham
   Pebble Creek - Forestdale       30,200         314      10-01-86       76.2
Birmingham
   27th Place S. - Highland        19,600         267      10-01-86       76.2
Huntsville
   Drake                           43,400         362      10-01-86       76.2
Huntsville
   Leeman                          43,800         395      10-01-86       76.2

CALIFORNIA
Fremont
   Peralta                         39,100         418      10-24-86       70.0
Sacramento
   Franklin Blvd.                  50,400         526      05-29-86       67.6
West Los Angeles
   Purdue Ave.                     51,000         636      07-01-86       50.0

GEORGIA
Jonesboro
   Jonesboro Rd.                   33,400         275      10-23-86       50.0

KANSAS
Kansas City
   So. 44th                        76,900         583      09-10-86       72.7

                                    Net         Number
                                  Rentable        of       Date of     Ownership
Location                        Square Feet     Spaces   Acquisition  Percentage
-----------------------------   -----------     ------   -----------  ----------
MARYLAND
Capital Heights
   Central Ave.                    54,400         632      07-15-86       50.0%
Laurel
   Ft. Meade Rd.                   35,100         477      08-20-86       50.0

MICHIGAN
Pontiac
   Dixie Hwy.                      60,400         544      07-01-86       70.0

MISSOURI
St. Louis
   Kirkham                         30,600         396      04-10-86       57.4
St. Louis
   Reavis Barracks                 29,100         317      04-10-86       57.4

TEXAS
Fort Worth
   East Loop                       36,100         314      04-10-86      100.0
Houston
   Fairdale                       118,800       1,194      10-01-86       70.0
Houston
   Glenvista                       59,200         619      10-01-86       70.0
Houston
   Gulfton                        103,600         882      10-01-86       70.0
Houston
   N. Freeway                      96,500         877      10-01-86       70.0
Houston
   Rogerdale                      115,000       1,006      10-01-86       70.0
Houston
   S. Gessner                     111,100       1,008      10-01-86       70.0
Houston
   West Park                       52,200         418      10-01-86       70.0
Richland Hills
   Baker Blvd.                     55,800         408      06-24-86       50.0

UTAH
West Valley
   So. 3600 St.                    65,900         565      06-10-86      100.0

         The weighted average occupancy level for the Mini-Warehouse Properties remained stable at 92% in 1998 and 1999. The annual average realized rent per square foot for the Mini-Warehouse Properties was $8.16 in 1999 compared to $7.96 in 1998.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED STOCKHOLDER
         ------------------------------------------------------------------
         MATTERS.
         --------

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

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 1999, there were approximately 2,415 record holders of Units.

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

ITEM 6.  SELECTED FINANCIAL DATA.
         ------------------------

                                                                  For the Years Ended December 31,
                                              ------------------------------------------------------------------------
                                                1999            1998           1997            1996            1995
                                              ---------       ---------       ---------      ---------       ---------
                                                                (In thousands, except per Unit data)

Total Revenues                                 $ 3,586         $ 3,527         $ 3,186        $ 2,778         $ 2,584

Depreciation and amortization                      146             134             130            125             106

Net income                                       3,030           2,985           2,680          2,293           2,077

   Limited partners' share                       2,445           2,558           2,158          1,873           1,660

   General partners' share                         585             427             522            420             417

Limited partners'
   per unit data (a)

   Net income                                  $ 16.30         $ 17.05         $ 14.39        $ 12.49         $ 11.07

   Cash distributions  (b)                     $ 33.30         $ 23.80         $ 29.74        $ 23.80         $ 23.80

As of December 31,
------------------
Cash and cash equivalents                      $ 2,092         $ 2,388         $ 1,144        $ 1,867         $ 1,785

Total assets                                  $ 35,177        $ 37,702        $ 38,715       $ 40,997        $ 42,742

----------

(a) Limited Partners' per unit data is based on the weighted average number of units outstanding during the period (150,000 units).

(b) The General Partners distributed, concurrent with the distribution for the fourth quarter of 1997, a portion of the operating reserve estimated to be $5.94 per Unit. The General Partners distributed, concurrent with the distribution for the first quarter of 1999, a portion of the operating reserve estimated to be $9.50 per Unit.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         --------------

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

RESULTS OF OPERATIONS
---------------------

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998:

         The Partnership's net income was $3,030,000 in 1999 compared to $2,985,000 in 1998, representing an increase of $45,000, or 1.5%. The increase is due primarily to the Partnership's share of an improvement in operations of the mini-warehouses in which the Partnership has an interest (the "Mini-Warehouse Properties").

         PROPERTY OPERATIONS: Rental income for the Partnership's wholly-owned mini-warehouse properties was $585,000 in 1999 compared to $573,000 during 1998, representing an increase of $12,000, or 2.1%. Cost of operations (including management fees) increased $4,000, or 1.5%, to $272,000 in 1999 from $268,000 during 1998. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $8,000, or 2.6%, from $305,000 in 1998 to $313,000 in 1999.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: Equity in earnings of real estate entities was $2,887,000 in 1999 as compared to $2,847,000 during 1998, representing an increase of $40,000, or 1.4%. This increase was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouse properties.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization attributable to the Mini-Warehouse Properties increased $12,000, or 9.0% from $134,000 in 1998 to $146,000 during 1999. This increase was primarily attributable to the depreciation of capital expenditures made during 1999.

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

SUPPLEMENTAL PROPERTY DATA

         During 1999 and 1998, a majority of the Partnership's net income was from the Partnership's share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate the Partnership's operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

         YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998: Rental income for the Mini-Warehouse Properties was $12,608,000 in 1999 compared to $12,333,000 during 1998, representing an increase of $275,000, or 2.2%. The increase in rental income was primarily attributable to increased rental rates. The annual average realized rent per square foot was $8.16 in 1999 compared to $7.96 in 1998. The weighted average occupancy levels remained stable at 92% in 1998 and 1999. Cost of operations (including management fees) increased $254,000, or 5.4%, to $4,941,000 during 1999 from $4,687,000 in 1998.
This increase was primarily attributable to increases in advertising, property tax and payroll expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $21,000, or 0.3%, from $7,646,000 in 1998 to $7,667,000 during 1999.

         YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997: Rental income for the Mini-Warehouse Properties was $12,333,000 in 1998 compared to $11,746,000 during 1997, representing an increase of $587,000, or 5.0%. The increase in rental income was primarily attributable to increased rental rates, combined with increased average occupancy levels. The annual average realized rent per square foot was $7.96 in 1998 compared to $7.63 in 1997. The weighted average occupancy levels increased from 91% in 1997 to 92% in 1998. Cost of operations (including management fees) increased $366,000, or 8.5%, to $4,687,000 during 1998 from $4,321,000 in 1997. This increase was primarily attributable to increases in advertising, property tax, payroll, and repairs and maintenance expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $221,000, or 3.0%, from $7,425,000 in 1997 to $7,646,000 during 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily by internally generated cash from property operations and distributions from Real Estate Entities combined with cash on hand at December 31, 1999 of $2,092,000.

         Cash flows from operating activities and distributions from Real Estate ($5,379,000 for the year ended December 31, 1999) have been sufficient to meet all current obligations of the Partnership. Total capital improvements for the Partnership's wholly-owned properties were $69,000, $37,000, and $38,000 in 1999, 1998, and 1997, respectively. During 2000, the Partnership anticipates approximately $38,000 of capital improvements to the Partnership's wholly-owned properties.

         Total distributions paid to the General Partners and the limited partners (including per Unit amounts) for 1999 and prior years were as follows:

                                      Total                   Per Unit
                                    ----------                --------
         1999                       $5,606,000                  33.30
         1998                        4,007,000                  23.80
         1997                        5,007,000                  29.74
         1996                        4,008,000                  23.80
         1995                        4,007,000                  23.80
         1994                        4,007,000                  23.80
         1993                        3,265,000                  19.40
         1992                        3,026,000                  17.97
         1991                        4,041,000                  24.00
         1990                        3,523,000                  20.93
         1989                        3,368,000                  20.00
         1988                        3,629,000                  21.55
         1987                        4,418,000                  26.25
         1986                        3,544,000                  24.87

         The Partnership, in prior years, made distributions based on anticipated operating cash flows. The General Partners distributed, concurrently with the distributions for the fourth quarter of 1991, a portion of the operating reserve of the Partnership and adjusted the on-going distribution level. The operating reserve that was distributed was estimated at $4.00 per Unit. The 1997 distribution includes a special distribution of cash reserves of approximately $5.94 per Unit. The 1999 distribution includes a special distribution of cash reserves of approximately $9.50 per Unit. Future distribution levels will be based on cash available for distributions (cash flow from all sources, less cash necessary for capital improvement needs and to establish reserves).

IMPACT OF YEAR 2000
-------------------

         The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the Year 2000 as 1900 or some other date, resulting in errors when information using Year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date to the Year 2000 has occurred and no Year 2000 Issues have been identified, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET RISK.
         ------------------------------------------------------------

         None.

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

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         -----------------------------------------------------

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.
         ----------------------------------------------------

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

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

        Name                         Positions with PSI
--------------------------    -------------------------------------------------
B. Wayne Hughes               Chairman of the Board and Chief Executive Officer
Harvey Lenkin                 President and Director
Marvin M. Lotz                Senior Vice President and Director
B. Wayne Hughes, Jr.          Vice President and Director
John Reyes                    Senior Vice President and Chief Financial Officer
Carl B. Phelps                Senior Vice President
Obren B. Gerich               Senior Vice President
David Goldberg                Senior Vice President and General Counsel
A. Timothy Scott              Senior Vice President and Tax Counsel
David P. Singelyn             Vice President and Treasurer
Sarah Hass                    Vice President and Secretary
Robert J. Abernethy           Director
Dann V. Angeloff              Director
William C. Baker              Director
Thomas J. Barrack Jr.         Director
Uri P. Harkham                Director
Daniel C. Staton              Director

         B. Wayne Hughes, age 66, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes has been active in the real estate investment field for over 30 years. He is the father of B. Wayne Hughes, Jr.

         Harvey Lenkin, age 63, has been employed by PSI for 22 years and became President and a director of PSI in November 1991. Mr. Lenkin has been a director of PS Business Parks, Inc. ("PSBP"), an affiliated REIT, since March 16, 1998 and was President of PSBP (formerly Public Storage Properties XI, Inc.) from 1990 until March 16, 1998. He is a member of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT).

         Marvin M. Lotz, age 57, became a director of PSI in May 1999. He has had overall responsibility for Public Storage's mini-warehouse operations since 1988. He became a Senior Vice President of PSI in November 1995. Mr. Lotz was an officer of PSI with responsibility for property acquisitions from 1983 until 1988.

         B. Wayne Hughes, Jr., age 40 became director of PSI in January 1998. He has been employed by the Company since 1989 and has been a Vice President - Acquisitions of PSI since 1992. Mr. Hughes, Jr. is involved in the coordination and direction of PSI's acquisition and development activities. He is the son of
B. Wayne Hughes.

         John Reyes, age 39, a certified public accountant, joined PSI in 1990 and was Controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         Carl B. Phelps, age 61, became a Senior Vice President of PSI in January 1998 with overall responsibility for property acquisition and development. From June 1991 until joining PSI, he was a partner in the law firm of Andrews & Kurth, L.L.P., which performed legal services for PSI. From December 1982 through May 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         Obren B. Gerich, age 61, a certified public accountant, has been a Vice President of PSI since 1980 and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991.

         David Goldberg, age 50, joined PSI's legal staff in June 1991. He became Senior Vice President and General Counsel of PSI in November 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         A. Timothy Scott, age 48, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         David P. Singleyn, age 38, a certified public accountant, has been employed by PSI since 1989 and became Vice President and Treasurer of PSI in November 1995. From 1987 to 1989, Mr. Singelyn was Controller of Winchell's Donut Houses, L.P.

         Sarah Hass, age 44, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSI's legal department in June 1991, rendering services on behalf of PSI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

         Robert J. Abernethy, age 60, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses, since 1976 and 1977, respectively. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of trustees of Johns Hopkins University, a director of Marathon National Bank and a California Transportation Commissioner. Mr. Abernethy is a former member of the board of directors of the Los Angeles County Metropolitan
Transportation Authority and the Metropolitan Water District of Southern California and a former Planning Commissioner and Telecommunications Commissioner and former Vice-Chairman of the Economic Development Commission of the City of Los Angeles.

         Dann V. Angeloff, age 64, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of AremisSoft Corporation, Balboa Capital Corporation, Compensation Resource Group, Nicholas/Applegate Growth Equity Fund,

ReadyPac Produce, Inc., Royce Medical Company, topjobs.net plc and WorldxChange Communications, Inc. He was a director of SPI from 1989 until June 1996.

         William C. Baker, age 66, became a director of PSI in November 1991. From January 1999 until June 1999, Mr. Baker was President and Chief Executive Officer of Los Angeles Turf Club, Incorporated, which operates the Santa Anita Racetrack and is wholly-owned subsidiary of Magna International Inc. Since August 1998, he has been President of Meditrust Operating Company, a paired share real estate investment trust. From November 1997 until December 1998, he was Chairman of the Board and Chief Executive Officer of The Santa Anita Companies, Inc., a wholly-owned subsidiary of Meditrust Operating Company which then operated the Santa Anita Racetrack. From August 1996 until November 1997, he was Chairman of the Board and Chief Executive Officer of Santa Anita Operating Company and Chairman of the Board of Santa Anita Realty Enterprises, Inc., the companies which were merged with Meditrust in November 1997. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. From January 1992 through December 1995 he was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. Since 1991, he has been Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company and Meditrust Operating Company.

         Thomas J. Barrack, Jr., age 52, became a director of PSI in February 1998. Mr. Barrack has been the Chairman and Chief Executive Officer of Colony Capital, Inc. since September, 1991. Colony Capital, Inc. is one of the largest real estate investors in America, having acquired properties in the U.S., Europe and Asia. Prior to founding Colony Capital, Inc., from 1987 to 1991, Mr. Barrack was a principal with the Robert M. Bass Group, Inc., the principal investment vehicle for Robert M. Bass of Fort Worth, Texas. From 1985 to 1987, Mr. Barrack was President of Oxford Ventures, Inc., a Canadian-based real estate development company. From 1984 to 1985 he was a Senior Vice President at E. F. Hutton Corporate Finance in New York. Mr. Barrack was appointed by President Ronald Reagan as Deputy Under Secretary at the U.S. Department of the Interior from 1982 to 1983. Mr. Barrack currently is a director of Continental Airlines, Inc. and Kennedy-Wilson, Inc.

         Uri P. Harkham, age 51, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles.

         Daniel C. Staton, age 47, became a director of PSI on March 12, 1999 in connection with the merger of Storage Trust Realty, a real estate investment trust, with PSI. Mr. Staton was Chairman of the Board of Trustees of Storage Trust Realty from February 1998 until March 12, 1999 and a Trustee of Storage Trust Realty from November 1994 until March 12, 1999. He is President of Walnut Capital Partners, an investment and venture capital company. Mr. Staton was the Chief Operating Officer and Executive Vice President of Duke Realty Investments, Inc. from 1993 to 1997 and a director of Duke Realty Investments, Inc. from 1993 until August 1999. From 1981 to 1983, Mr. Staton was a principal owner of Duke Associates, the predecessor of Duke Realty Investments, Inc. Prior to joining Duke Associates in 1981, he was a partner and general manager of his own moving company, Gateway Van & Storage, Inc. in St. Louis, Missouri. Form 1986 to 1988, Mr. Staton served as president of the Greater Cincinnati Chapter of the National Association of Industrial and Office Parks.

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

ITEM 11. EXECUTIVE COMPENSATION.
         -----------------------

         The Partnership has no subsidiaries, directors or officers. See Item 13 for a description of certain transactions between the Partnership and the General Partners and their affiliates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         ---------------------------------------------------------------

         (a) At January 1, 2000, PSI beneficially owned more than 5% of the Units of the Partnership:

     Title                                          Amount of          Percent
      of                  Name and Address of       Beneficial           of
     Class                 Beneficial Owner         Ownership           Class
----------------     -------------------------    ----------------    ----------
Units of Limited     Public Storage, Inc.
Partnership          701 Western Avenue
Interest             Glendale, CA 91201-2394      92,223 Units (1)    61.48% (1)

----------

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

         The Partnership owns interests in 32 properties (which exclude the properties transferred to PSBPLP in January 1997); 30 of such properties are held in a general partnership comprised of the Partnership and PSI. Under the terms of the partnership agreement relating to the ownership of the properties,

PSI has the right to compel a sale of each property at any time after seven years from the date of acquisition at not less than its independently determined fair market value provided the Partnership receives its share of the net sales proceeds solely in cash. As of December 31, 1999, PSI has the right to require the Partnership to sell all of the Joint Venture's properties on these terms.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         -----------------------------------------------

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

         During 1999, approximately $561,000 was paid to PSI with respect to items 1, 2, and 3 above. The Partnership owns interests in 32 properties (which exclude the properties transferred to PSBPLP in January 1997); 30 of such properties are held in a general partnership comprised of the Partnership and PSI.

         The Partnership and the Joint Venture have a Management Agreement with PSI pursuant to which the Partnership and the Joint Venture pay PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership and the Joint Venture. During 1999, the Partnership and the Joint Venture paid fees of $756,000 to PSI pursuant to the Management Agreement.

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

                               PS PARTNERS VI, LTD.
                               a California Limited Partnership
Dated:  March 28, 2000         By:  Public Storage, Inc., General Partner

                                    By:  /s/ B. Wayne Hughes
                                         -------------------
                                         B. Wayne Hughes, Chairman of the Board

                               By:  /s/  B. Wayne Hughes
                                    --------------------
                                    B. Wayne Hughes, General Partner

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.

          Signature                                      Capacity                                    Date
---------------------------------     --------------------------------------------------      ----------------
/s/ B. Wayne Hughes                   Chairman of the Board and Chief                          March 28, 2000
---------------------------------     Executive Officer of Public Storage, Inc. and
B. Wayne Hughes                       General Partner (principal executive officer)

/s/ Harvey Lenkin                     President and Director                                   March 28, 2000
---------------------------------     of Public Storage, Inc.
Harvey Lenkin

/s/ Marvin M. Lotz                    Senior Vice President and Director                       March 28, 2000
---------------------------------     of Public Storage, Inc.
Marvin M. Lotz

/s/ B. Wayne Hughes, Jr.              Vice President and Director                              March 28, 2000
---------------------------------     of Public Storage, Inc.
B. Wayne Hughes, Jr.

/s/ John Reyes                        Senior Vice President and Chief Financial Officer        March 28, 2000
---------------------------------     of Public Storage, Inc. (principal financial
John Reyes                            officer and principal accounting officer)

/s/ Robert J. Abernethy               Director of Public Storage, Inc.                         March 28, 2000
---------------------------------
Robert J. Abernethy

/s/ Dann V. Angeloff                  Director of Public Storage, Inc.                         March 28, 2000
---------------------------------
Dann V. Angeloff

                                      Director of Public Storage, Inc.                         March 28, 2000
---------------------------------
William C. Baker

                                      Director of Public Storage, Inc.                         March 28, 2000
---------------------------------
Thomas J. Barrack, Jr.

/s/ Uri P. Harkham                    Director of Public Storage, Inc.                         March 28, 2000
---------------------------------
Uri P. Harkham

/s/ Daniel C. Staton                  Director of Public Storage, Inc.                         March 28, 2000
---------------------------------
Daniel C. Staton

                                       22

                              PS PARTNERS VI, LTD.
                        a California Limited Partnership

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                  (Item 14 (a))

                                                                         Page
                                                                      References
                                                                      ----------
PS PARTNERS VI, LTD.
     Report of Independent Auditors                                      F-1
     Financial Statements and Schedule:
       Balance  Sheets as of December  31, 1999 and 1998                 F-2
       For the years ended December 31, 1999, 1998 and 1997:
         Statements of Income                                            F-3
         Statements of Partners' Equity                                  F-4
         Statements of Cash Flows                                        F-5
       Notes to Financial Statements                                  F-6 - F-10
       Schedule
         Schedule III - Real Estate and Accumulated Depreciation     F-11 - F-12

Financial Statements of 50 percent or less owned persons required pursuant to Rule 3-09:

     PS BUSINESS PARKS, INC. - PS Business Parks, Inc. is a registrant with the Securities and Exchange Commission and its filings can be accessed through the Securities and Exchange Commission.

     SEI/PSP VI JOINT VENTURES
         Report of Independent Auditors                                 F-13
         Financial Statements:
         Balance Sheets as of December 31, 1999 and 1998                F-14
           For the years ended December 31, 1999, 1998 and 1997:
             Statements of Income                                       F-15
             Statements of Partners' Equity                             F-16
             Statements of Cash Flows                                F-17 - F-18
         Notes to Financial Statements                               F-19 - F-22
         Schedule
             Schedule III - Real Estate and Accumulated Depreciation F-23 - F-25

         All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

                         Report of Independent Auditors



The Partners
PS Partners VI, Ltd., a California Limited Partnership


We have audited the balance sheets of PS Partners VI, Ltd., a California Limited Partnership, as of December 31, 1999 and 1998 and the related statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PS Partners VI, Ltd., a California Limited Partnership, at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.







                                                               ERNST & YOUNG LLP



February 14, 2000
Los Angeles, California

                              PS PARTNERS VI, LTD.
                        a California Limited Partnership
                                 BALANCE SHEETS
                           December 31, 1999 and 1998

                                                                           1999               1998
                                                                    ---------------------------------------

                                     ASSETS

Cash and cash equivalents                                             $      2,092,000   $      2,388,000

Rent and other receivables                                                       5,000              3,000

Real estate facilities, at cost:
     Land                                                                      404,000            404,000
     Buildings and equipment                                                 2,887,000          2,818,000
                                                                    ---------------------------------------
                                                                             3,291,000          3,222,000

     Less accumulated depreciation                                          (1,560,000)        (1,414,000)
                                                                    ---------------------------------------
                                                                             1,731,000          1,808,000

Investment in real estate entities                                          31,345,000         33,498,000

Other assets                                                                     4,000              5,000
                                                                    ---------------------------------------

                                                                      $     35,177,000   $     37,702,000
                                                                    =======================================


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                      $        122,000   $         70,000

Advance payments from renters                                                   10,000             11,000

Partners' equity:
     Limited partners' equity, $500 per unit, 150,000
         units authorized, issued and outstanding                           34,598,000         37,148,000
     General partners' equity                                                  447,000            473,000
                                                                    ---------------------------------------

             Total partners' equity                                         35,045,000         37,621,000
                                                                    ---------------------------------------

                                                                      $     35,177,000   $     37,702,000
                                                                    =======================================

                            See accompanying notes.
                                      F-2

                              PS PARTNERS VI, LTD.
                        a California Limited Partnership
                              STATEMENTS OF INCOME
              For the years ended December 31, 1999, 1998, and 1997

                                                                    1999                1998               1997
                                                             -----------------------------------------------------------

REVENUE:
Rental income                                                   $       585,000     $       573,000    $       579,000
Equity in earnings of real estate entities                            2,887,000           2,847,000          2,500,000
Interest income                                                         114,000             107,000            107,000
                                                             -----------------------------------------------------------
                                                                      3,586,000           3,527,000          3,186,000
                                                             -----------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                      237,000             234,000            203,000
Management fees                                                          35,000              34,000             35,000
Depreciation and amortization                                           146,000             134,000            130,000
Administrative                                                          138,000             140,000            138,000
                                                             -----------------------------------------------------------
                                                                        556,000             542,000            506,000
                                                             -----------------------------------------------------------

NET INCOME                                                      $     3,030,000     $     2,985,000    $     2,680,000
                                                             ===========================================================

Limited partners' share of net income
     ($16.30, $17.05, and $14.39 per unit in
     1999, 1998, and 1997, respectively)                        $     2,445,000     $     2,558,000    $     2,158,000
General partners' share of net income                                   585,000             427,000            522,000
                                                             -----------------------------------------------------------
                                                                $     3,030,000     $     2,985,000    $     2,680,000
                                                             ===========================================================

                            See accompanying notes.
                                      F-3

                              PS PARTNERS VI, LTD.
                        a California Limited Partnership
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 1999, 1998, and 1997

                                                                   Limited            General
                                                                  Partners            Partners             Total
                                                             -----------------------------------------------------------

Balances at December 31, 1996                                   $    40,464,000     $       506,000    $    40,970,000

Net income                                                            2,158,000             522,000          2,680,000

Distributions                                                        (4,462,000)           (545,000)        (5,007,000)
                                                             -----------------------------------------------------------

Balances at December 31, 1997                                        38,160,000             483,000         38,643,000

Net income                                                            2,558,000             427,000          2,985,000

Distributions                                                        (3,570,000)           (437,000)        (4,007,000)
                                                             -----------------------------------------------------------

Balances at December 31, 1998                                        37,148,000             473,000         37,621,000

Net income                                                            2,445,000             585,000          3,030,000

Distributions                                                        (4,995,000)           (611,000)        (5,606,000)
                                                             -----------------------------------------------------------

Balances at December 31, 1999                                   $    34,598,000     $       447,000    $    35,045,000
                                                             ===========================================================

                            See accompanying notes.
                                       F-4

                              PS PARTNERS VI, LTD.
                        a California Limited Partnership
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1999, 1998, and 1997

                                                                       1999              1998               1997
                                                                --------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                        $3,030,000         $2,985,000        $2,680,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                    146,000            134,000           130,000
         (Increase) decrease in rent and other receivables                 (2,000)             1,000             5,000
         Decrease in other assets                                           1,000                  -             5,000
         Increase in accounts payable                                      52,000              7,000            46,000
         (Decrease) increase in advance payments from renters              (1,000)             2,000            (1,000)
         Equity in earnings of real estate entities                    (2,887,000)        (2,847,000)       (2,500,000)
                                                                --------------------------------------------------------

         Total adjustments                                             (2,691,000)        (2,703,000)       (2,315,000)
                                                                --------------------------------------------------------

             Net cash provided by operating activities                    339,000            282,000           365,000
                                                                --------------------------------------------------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:

         Distributions from real estate entities                        5,040,000          5,006,000         3,957,000
         Additions to real estate facilities                              (69,000)           (37,000)          (38,000)
                                                                --------------------------------------------------------

             Net cash provided by investing activities                  4,971,000          4,969,000         3,919,000
                                                                --------------------------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

         Distributions to partners                                     (5,606,000)        (4,007,000)       (5,007,000)
                                                                --------------------------------------------------------

             Net cash used in financing activities                     (5,606,000)        (4,007,000)       (5,007,000)
                                                                --------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                     (296,000)         1,244,000          (723,000)

Cash and cash equivalents at the beginning of the period                2,388,000          1,144,000         1,867,000
                                                                --------------------------------------------------------

Cash and cash equivalents at the end of the period                     $2,092,000         $2,388,000        $1,144,000
                                                                ========================================================

                            See accompanying notes.
                                      F-5

                              PS PARTNERS VI, LTD.
                        a California Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

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

1.       Summary of Significant Accounting Policies and Partnership Matters
         ------------------------------------------------------------------
         (Continued)
         -----------

                  Under the terms of the partnership agreements, PSI has the right to compel the sale of each property in the general partnerships at any time after seven years from the date of acquisition at not less than its independently determined fair market value provided the Partnership receives its share of the net proceeds solely in cash. PSI's right to require the Partnership to sell all of the properties owned jointly with the Partnership has been exercisable in all periods presented.

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

         Cash Distributions
         ------------------

                  The Partnership Agreement provides for quarterly distributions of cash flow from operations (as defined). Cash distributions per limited partner unit were $33.30, $23.80, and $29.74 for 1999, 1998, and 1997, respectively.

         Cash and Cash Equivalents
         -------------------------

                  For financial statement purposes, the Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

1.       Summary of Significant Accounting Policies and Partnership Matters
         ------------------------------------------------------------------
         (Continued)
         -----------

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

         Use of Estimates
         ----------------

                  The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Derivatives
         -----------

                  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. Management does not anticipate that the adoption of the new Statement will have significant effect on earnings or the financial position of the Partnership.

2.       Real Estate Facilities
         ----------------------

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

         ----------------------------------

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

3.       Investment in Real Estate Entities
         ----------------------------------

                 During 1999, 1998, and 1997, the Partnership recognized earnings from the Real Estate Entities of $2,887,000, $2,847,000 and $2,500,000, respectively, and received cash distributions totaling $5,040,000, $5,006,000, and $3,957,000, respectively from the Real
         Estate Entities.

                 The accounting policies of the Real Estate Entities are similar to that of the Partnership. Summarized combined financial data with respect to the Real Estate Entities are as follows:

                                                        1999           1998
                                                    ------------    ------------
For the year ended December 31,
    Total revenues                                  $141,819,000    $103,067,000
    Minority interest in income                       16,110,000      11,208,000
    Net income                                        46,716,000      34,872,000

At December 31,
    Total assets, net of accumulated depreciation   $961,490,000    $769,096,000
    Total liabilities                                 59,579,000      67,738,000
    Total minority interest                          289,949,000     153,015,000
    Total equity                                     611,962,000     548,343,000

                  The increase in the size of the combined financial position and operating results, respectively, of the Real Estate Entities for the year ended December 31, 1999 and at December 31, 1999, respectively, as compared to prior periods, is the result of the additional properties acquired by PSBPLP during 1998 and 1999.

                 Financial statements of the Joint Venture are filed with the Partnership's Form 10-K for 1999, in Item 14. PS Business Parks, Inc. is a registrant with the Securities and Exchange Commission, and its filings can be accessed through the Securities and Exchange Commission.

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

6.       Leases
         ------

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

                  Unaudited taxable net income was $2,982,000, $2,705,000 and $5,448,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

                              PS PARTNERS VI, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                       Costs
                                                                           Initial Cost              subsequent
                                                                 --------------------------------- to acquisition
    Date                                                                            Building &       Building &
  Acquired                Description              Encumbrances        Land         Improvement     Improvements
------------------------------------------------------------------------------------------------------------------


    4/86      Fort Worth/East Loop                       $-           $196,000         $804,000        $268,000
    6/86      West Valley/So. 3600                        -            208,000        1,552,000         263,000
                                                  ----------------------------------------------------------------

                                                         $-          $ 404,000      $ 2,356,000       $ 531,000
                                                  ================================================================

                                                                    Gross Carrying Amount
                                                                    At December 31, 1999
                                                  --------------------------------------------------------------
    Date                                                             Building &                     Accumulated
  Acquired                Description                   Land        Improvements        Total      Depreciation
-----------------------------------------------------------------------------------------------------------------


    4/86      Fort Worth/East Loop                      $196,000      $1,072,000      $1,268,000         $562,000
    6/86      West Valley/So. 3600                       208,000       1,815,000       2,023,000          998,000
                                                  ---------------------------------------------------------------

                                                       $ 404,000     $ 2,887,000     $ 3,291,000      $ 1,560,000
                                                  ===============================================================

                                      F-11

                              PS PARTNERS VI, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)


(A)  The  following  is  a  reconciliation  of  cost  and  related   accumulated
     depreciation.

                       GROSS CARRYING COST RECONCILIATION

                                                                                Years Ended December 31,
                                                                 -------------------------------------------------------
                                                                        1999              1998              1997
                                                                 -------------------------------------------------------

Balance at beginning of the period                                 $   3,222,000      $   3,185,000     $   3,147,000

Additions during the period:
     Improvements, etc.                                                   69,000             37,000            38,000
                                                                 -------------------------------------------------------

Balance at the close of the period                                 $   3,291,000      $   3,222,000     $   3,185,000
                                                                 =======================================================


                     ACCUMULATED DEPRECIATION RECONCILIATION

                                                                                Years Ended December 31,
                                                                 -------------------------------------------------------
                                                                        1999              1998              1997
                                                                 -------------------------------------------------------

Balance at beginning of the period                                 $   1,414,000      $   1,280,000     $   1,150,000

Additions during the period:
     Depreciation                                                        146,000            134,000           130,000
                                                                 -------------------------------------------------------

Balance at the close of the period                                 $   1,560,000      $   1,414,000     $   1,280,000
                                                                 =======================================================

(B) The aggregate cost of real estate for Federal income tax purposes is $3,287,000.

                         Report of Independent Auditors


The Partners
SEI/PSP VI Joint Ventures


We have audited the balance sheets of the SEI/PSP VI Joint Ventures as of December 31, 1999 and 1998 and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Joint Ventures' management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the SEI/PSP VI Joint Ventures at December 31, 1999 and 1998, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                                               ERNST & YOUNG LLP



February 14, 2000
Los Angeles, CA

                           SEI/PSP VI JOINT VENTURES
                        a California Limited Partnership
                                 BALANCE SHEETS
                           December 31, 1999 and 1998

                                                                                          1999               1998
                                                                                   --------------------------------------

                                     ASSETS

Cash and cash equivalents                                                                   $160,000            $255,000

Rent and other receivables                                                                    81,000              78,000

Real estate facilities, at cost:
     Land                                                                                 17,214,000          17,214,000
     Buildings and equipment                                                              55,104,000          54,320,000
                                                                                   --------------------------------------
                                                                                          72,318,000          71,534,000

         Less accumulated depreciation                                                   (30,159,000)        (27,083,000)
                                                                                   --------------------------------------
                                                                                          42,159,000          44,451,000

Investment in real estate entity                                                          15,237,000          14,785,000

Other assets                                                                                 112,000             113,000
                                                                                   --------------------------------------

                                                                                         $57,749,000         $59,682,000
                                                                                   ======================================


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                                            $952,000            $871,000

Advance payments from renters                                                                366,000             373,000

Partners' equity:
     PS Partners VI, Ltd.                                                                 31,345,000          33,498,000
     Public Storage, Inc.                                                                 25,086,000          24,940,000
                                                                                   --------------------------------------

Total partners' equity                                                                    56,431,000          58,438,000
                                                                                   --------------------------------------

                                                                                         $57,749,000         $59,682,000
                                                                                   ======================================

                            See accompanying notes.
                                      F-14

                            SEI/PSP VI JOINT VENTURES
                        a California Limited Partnership
                              STATEMENTS OF INCOME
              For the years ended December 31, 1999, 1998, and 1997

                                                                         1999              1998              1997
                                                                   -----------------------------------------------------

REVENUE:

Rental income                                                           $12,023,000       $11,760,000       $11,167,000
Equity in earnings of real estate entity                                  1,183,000         1,047,000           734,000
                                                                   -----------------------------------------------------
                                                                         13,206,000        12,807,000        11,901,000
                                                                   -----------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                        3,948,000         3,713,000         3,413,000
Management fees                                                             721,000           706,000           670,000
Depreciation and amortization                                             3,076,000         2,916,000         2,820,000
                                                                   -----------------------------------------------------
                                                                          7,745,000         7,335,000         6,903,000
                                                                   -----------------------------------------------------


NET INCOME                                                               $5,461,000        $5,472,000        $4,998,000
                                                                   =====================================================


Partners' share of net income:
          PS Partners VI, Ltd.'s share                                   $2,887,000        $2,847,000        $2,500,000
          Public Storage Inc.'s share                                     2,574,000         2,625,000         2,498,000
                                                                   -----------------------------------------------------
                                                                         $5,461,000        $5,472,000        $4,998,000
                                                                   =====================================================

                            See accompanying notes.
                                      F-15

                            SEI/PSP VI JOINT VENTURES
                        a California Limited Partnership
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 1999, 1998, and 1997

                                                                   PS Partners        Public Storage
                                                                    VI, Ltd.               Inc.              Total
                                                              -----------------------------------------------------------

Balances at December 31, 1996                                        $37,114,000        $24,177,000        $61,291,000

Net income                                                             2,500,000          2,498,000          4,998,000

Distributions                                                         (3,957,000)        (2,112,000)        (6,069,000)

                                                              -----------------------------------------------------------
Balances at December 31, 1997                                         35,657,000         24,563,000         60,220,000

Net income                                                             2,847,000          2,625,000          5,472,000

Distributions                                                         (5,006,000)        (2,248,000)        (7,254,000)

                                                              -----------------------------------------------------------
Balances at December 31, 1998                                         33,498,000         24,940,000         58,438,000

Net income                                                             2,887,000          2,574,000          5,461,000

Distributions                                                         (5,040,000)        (2,428,000)        (7,468,000)
                                                              -----------------------------------------------------------

Balances at December 31, 1999                                        $31,345,000        $25,086,000        $56,431,000
                                                              ===========================================================

                            See accompanying notes.
                                      F-16

                            SEI/PSP VI JOINT VENTURES
                        a California Limited Partnership
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1999, 1998, and 1997


                                                                              1999            1998            1997
                                                                        -------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                 $5,461,000      $5,472,000      $4,998,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                       3,076,000        2,916,000       2,820,000
         (Increase) decrease in rent and other receivables                      (3,000)           3,000           6,000
         Decrease (increase) in other assets                                     1,000           (3,000)         90,000
         Increase (decrease) in accounts payable                                81,000          128,000        (212,000)
         (Decrease) increase in advance payments from renters                   (7,000)          41,000          (8,000)
         Equity in earnings of real estate entity                           (1,183,000)      (1,047,000)       (734,000)
                                                                        -------------------------------------------------

              Total adjustments                                              1,965,000        2,038,000       1,962,000
                                                                        -------------------------------------------------

              Net cash provided by operating activities                      7,426,000        7,510,000       6,960,000
                                                                        -------------------------------------------------

CASH FLOWS USED IN  INVESTING ACTIVITIES:

         Distributions from real estate entity                                 731,000          802,000         300,000
         Additions to real estate facilities                                  (784,000)      (1,012,000)     (1,162,000)
                                                                        -------------------------------------------------

              Net cash used in  investing activities                           (53,000)        (210,000)       (862,000)
                                                                        -------------------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

         Distributions to partners                                          (7,468,000)      (7,254,000)     (6,069,000)
                                                                        -------------------------------------------------

              Net cash used in financing activities                         (7,468,000)      (7,254,000)     (6,069,000)
                                                                        -------------------------------------------------

Net (decrease) increase in cash and cash equivalents                           (95,000)          46,000          29,000

Cash and cash equivalents at the beginning of the period                       255,000          209,000         180,000
                                                                        -------------------------------------------------

Cash and cash equivalents at the end of the period                            $160,000         $255,000        $209,000
                                                                        =================================================

                            See accompanying notes.
                                      F-17

                            SEI/PSP VI JOINT VENTURES
                        a California Limited Partnership
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1999, 1998, and 1997
                                   (Continued)

                                                                                  1999         1998           1997
                                                                              -------------------------------------------


Supplemental schedule of noncash investing and financing activities:


     Investment in real estate entity                                               $-           $-        $(14,106,000)

     Transfer of real estate facilities for interest in real estate entity,
     net                                                                             -            -          14,106,000

                            See accompanying notes.
                                      F-18

                            SEI/PSP VI JOINT VENTURES
                        a California Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999


1.       Description of Partnership
         --------------------------

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

2.       Summary of Significant Accounting Policies and Partnership Matters
         ------------------------------------------------------------------

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

2.       Summary of Significant Accounting Policies and Partnership Matters
         ------------------------------------------------------------------
         (Continued)
         -----------

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

         Use of Estimates
         ----------------

                  The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Derivatives
         -----------

                  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. Management does not anticipate that the adoption of the new Statement will have significant effect on earnings or the financial position of the Partnership.

3.       Real Estate Facilities
         ----------------------

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

4.       Investment in real estate entity
         --------------------------------

                  In  1999,  1998,  and  1997,  the  Joint  Venture   recognized
         $1,183,000,  $1,047,000,  and  $734,000,  respectively,  in  equity  in earnings of real estate entities with respect to the investment in PSBPLP, described in Note 3 above.

                  The accounting policies of PSBPLP are similar to that of the Joint Venture. Summarized combined financial data with respect to PSBPLP is as follows:

                                                         1999            1998
                                                     ------------    -----------
For the year ended December 31,
    Total revenues                                   $128,613,000    $90,260,000
    Minority interest in income                        16,110,000     11,208,000
    Net income                                         41,255,000     29,400,000

At December 31,
    Total assets, net of accumulated depreciation    $903,741,000   $709,414,000
    Total liabilities                                  58,261,000     66,494,000
    Total minority interest                           289,949,000    153,015,000
    Total equity                                      555,531,000    489,905,000

                  The increase in the size of the combined financial position and operating results, respectively, of the Real Estate Entity for the year ended December 31, 1999 and at December 31, 1999, respectively, as compared to prior periods, is the result of the additional properties acquired by PSBPLP during 1998 and 1999.

                  PS Business Parks, Inc., which owns PSBPLP, is a registrant with the Securities and Exchange Commission, and its filings can be accessed through the Securities and Exchange Commission.

5.       Related Party Transactions
         -------------------------

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

6.       Leases
         ------

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

         Unaudited taxable net income was $4,411,000, $4,620,000 and $5,283,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

                            SEI/PSP VI JOINT VENTURES
                        A CALIFORNIA LIMITED PARTNERSHIP
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                       Costs
                                                                           Initial Cost              subsequent
                                                                 --------------------------------- to acquisition
    Date                                                                            Building &       Building &
  Acquired                Description              Encumbrances        Land         Improvement     Improvements
------------------------------------------------------------------------------------------------------------------

4/86          St. Louis/Kirkham                          $-           $199,000       $1,001,000        $235,000
4/86          St. Louis/Reavis                            -            192,000          958,000         230,000
6/86          Richland Hills                              -            543,000          857,000         450,000
5/86          Sacramento/Franklin Blvd.                   -            872,000          978,000         455,000
7/86          West LA/Purdue Ave.                         -          2,415,000        3,585,000         353,000
7/86          Capital Heights/Central Ave.                -            649,000        3,851,000         375,000
10/86         Peralta/Fremont                             -            851,000        1,074,000         316,000
7/86          Pontiac/Dixie Hwy.                          -            259,000        2,091,000         110,000
8/86          Laurel/Ft. Meade Rd.                        -            475,000        1,475,000         304,000
9/86          Kansas City/S. 44th.                        -            509,000        1,906,000         498,000
10/86         Birmingham/Highland                         -             89,000          786,000         253,000
10/86         Birmingham/Riverchase                       -            262,000        1,338,000         442,000
10/86         Birmingham/Eastwood                         -            166,000        1,184,000         271,000
10/86         Birmingham/Forestdale                       -            152,000          948,000         252,000
10/86         Birmingham/Centerpoint                      -            265,000        1,305,000         282,000
10/86         Birmingham/Roebuck Plaza                    -            101,000          399,000         238,000
10/86         Birmingham/Greensprings                     -            347,000        1,173,000         382,000
10/86         Birmingham/Hoover-Lorna                     -            372,000        1,128,000         387,000
10/86         Midfield/Bessemer                           -            170,000          355,000         254,000
10/86         Huntsville/Leeman Ferry Rd.                 -            158,000          992,000         338,000
10/86         Huntsville/Drake                            -            253,000        1,172,000         293,000
10/86         Anniston/Whiteside                          -             59,000          566,000         200,000
10/86         Houston/Glenvista                           -            595,000        1,043,000         479,000
10/86          Houston/I-45                               -            704,000        1,146,000         755,000
10/86         Houston/Rogerdale                           -          1,631,000        2,792,000         672,000
10/86         Houston/Gessner                             -          1,032,000        1,693,000         809,000
10/86         Houston/Richmond-Fairdale                   -          1,502,000        2,506,000         975,000


                                                                     Gross Carrying Amount
                                                                     At December 31, 1999
                                                   --------------------------------------------------------------
    Date                                                              Building &                     Accumulated
  Acquired                Description                    Land        Improvements        Total      Depreciation
------------------------------------------------------------------------------------------------------------------

4/86          St. Louis/Kirkham                          $199,000      $1,236,000      $1,435,000        $668,000
4/86          St. Louis/Reavis                            192,000       1,188,000       1,380,000         651,000
6/86          Richland Hills                              543,000       1,307,000       1,850,000         754,000
5/86          Sacramento/Franklin Blvd.                   872,000       1,433,000       2,305,000         805,000
7/86          West LA/Purdue Ave.                       2,415,000       3,938,000       6,353,000       2,126,000
7/86          Capital Heights/Central Ave.                649,000       4,226,000       4,875,000       2,285,000
10/86         Peralta/Fremont                             851,000       1,390,000       2,241,000         740,000
7/86          Pontiac/Dixie Hwy.                          259,000       2,201,000       2,460,000       1,183,000
8/86          Laurel/Ft. Meade Rd.                        475,000       1,779,000       2,254,000         940,000
9/86          Kansas City/S. 44th.                        509,000       2,404,000       2,913,000       1,331,000
10/86         Birmingham/Highland                          89,000       1,039,000       1,128,000         551,000
10/86         Birmingham/Riverchase                       262,000       1,780,000       2,042,000       1,002,000
10/86         Birmingham/Eastwood                         166,000       1,455,000       1,621,000         784,000
10/86         Birmingham/Forestdale                       152,000       1,200,000       1,352,000         630,000
10/86         Birmingham/Centerpoint                      265,000       1,587,000       1,852,000         842,000
10/86         Birmingham/Roebuck Plaza                    101,000         637,000         738,000         352,000
10/86         Birmingham/Greensprings                     347,000       1,555,000       1,902,000         828,000
10/86         Birmingham/Hoover-Lorna                     372,000       1,515,000       1,887,000         794,000
10/86         Midfield/Bessemer                           170,000         609,000         779,000         329,000
10/86         Huntsville/Leeman Ferry Rd.                 158,000       1,330,000       1,488,000         733,000
10/86         Huntsville/Drake                            253,000       1,465,000       1,718,000         768,000
10/86         Anniston/Whiteside                           59,000         766,000         825,000         426,000
10/86         Houston/Glenvista                           595,000       1,522,000       2,117,000         851,000
10/86          Houston/I-45                               704,000       1,901,000       2,605,000       1,159,000
10/86         Houston/Rogerdale                         1,631,000       3,464,000       5,095,000       1,802,000
10/86         Houston/Gessner                           1,032,000       2,502,000       3,534,000       1,394,000
10/86         Houston/Richmond-Fairdale                 1,502,000       3,481,000       4,983,000       1,963,000

                                      F-23

                            SEI/PSP VI JOINT VENTURES
                        A CALIFORNIA LIMITED PARTNERSHIP
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Costs
                                                                           Initial Cost             subsequent
                                                                 --------------------------------- to acquisition
    Date                                                                            Building &       Building &
  Acquired                Description              Encumbrances        Land         Improvement     Improvements
------------------------------------------------------------------------------------------------------------------

10/86         Houston/Gulfton                            $-         $1,732,000       $3,036,000      $1,061,000
10/86         Houston/Westpark                            -            503,000          854,000         256,000
10/86         Jonesboro                                   -            157,000          718,000         269,000
                                                  ----------------------------------------------------------------

                                                         $-        $17,214,000      $42,910,000     $12,194,000
                                                  ================================================================


                                                                   Gross Carrying Amount
                                                                   At December 31, 1999
                                                   --------------------------------------------------------------
    Date                                                              Building &                     Accumulated
  Acquired                Description                    Land        Improvements        Total      Depreciation
------------------------------------------------------------------------------------------------------------------

10/86         Houston/Gulfton                          $1,732,000      $4,097,000      $5,829,000      $2,378,000
10/86         Houston/Westpark                            503,000       1,110,000       1,613,000         565,000
10/86         Jonesboro                                   157,000         987,000       1,144,000         525,000
                                                  ----------------------------------------------------------------

                                                      $17,214,000     $55,104,000     $72,318,000     $30,159,000
                                                  ================================================================

                                      F-24

                            SEI/PSP VI JOINT VENTURES
                        A CALIFORNIA LIMITED PARTNERSHIP
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)


(A)  The  following  is  a  reconciliation  of  cost  and  related   accumulated
     depreciation.

                       GROSS CARRYING COST RECONCILIATION

                                                                                    Years Ended December 31,
                                                                      -----------------------------------------------------
                                                                            1999             1998              1997
                                                                      -----------------------------------------------------

Balance at beginning of the period                                      $  71,534,000    $  70,522,000     $  90,082,000

Additions during the period:
     Improvements, etc.                                                       784,000        1,012,000         1,162,000

Deductions during the period:
     Disposition of real estate                                                     -                -       (20,722,000)
                                                                      -----------------------------------------------------

Balance at the close of the period                                      $  72,318,000    $  71,534,000     $  70,522,000
                                                                      =====================================================


                     ACCUMULATED DEPRECIATION RECONCILIATION

                                                                                    Years Ended December 31,
                                                                      -----------------------------------------------------
                                                                            1999             1998              1997
                                                                      -----------------------------------------------------

Balance at beginning of the period                                      $  27,083,000    $  24,167,000     $  27,963,000

Additions during the period:
     Depreciation                                                           3,076,000        2,916,000         2,820,000

Deductions during the period:
     Disposition of real estate                                                     -                -        (6,616,000)
                                                                      -----------------------------------------------------

Balance at the close of the period                                      $  30,159,000    $  27,083,000     $  24,167,000
                                                                      =====================================================

(B) The aggregate cost of real estate for Federal income tax purposes is $72,345,000.