Form 10-Q
period 2000-06-30
PS PARTNERS VI LTD
filed 2000-08-11
CIK 773281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended June 30, 2000
                              -------------

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

                                    Yes X No
                                       ---  ---

                                      INDEX



PART I.   FINANCIAL INFORMATION

         Condensed balance sheets at June 30, 2000
              and December 31, 1999                                           2

         Condensed statements of income for the three
              and six months ended June 30, 2000 and 1999                     3

         Condensed statements of cash flows for the
              six months ended June 30, 2000 and 1999                         4

         Notes to condensed financial statements                              5

         Management's discussion and analysis of financial condition
              and results of operations                                     6-9

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                           10

                              PS PARTNERS VI, LTD.
                            CONDENSED BALANCE SHEETS


                                                                          June 30,        December 31,
                                                                            2000             1999
                                                                      -----------------------------------
                                                                        (Unaudited)
                                     ASSETS
                                     ------


Cash and cash equivalents                                                  $2,643,000       $2,092,000

Rent and other receivables                                                     12,000            5,000

Real estate facility, at cost:
     Land                                                                     404,000          404,000
     Buildings and equipment                                                2,898,000        2,887,000
                                                                      -----------------------------------
                                                                            3,302,000        3,291,000

     Less accumulated depreciation                                         (1,636,000)      (1,560,000)
                                                                      -----------------------------------
                                                                            1,666,000        1,731,000

Investment in real estate entities                                         30,385,000       31,345,000

Other assets                                                                    5,000            4,000
                                                                      -----------------------------------

                                                                          $34,711,000      $35,177,000
                                                                      ===================================


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable                                                             $127,000         $122,000

Advance payments from renters                                                  17,000           10,000

Partners' equity:
     Limited partners' equity, $500 per unit, 150,000
         units authorized, issued and outstanding                          34,124,000       34,598,000
     General partner's equity                                                 443,000          447,000
                                                                      -----------------------------------

Total partners' equity                                                     34,567,000       35,045,000
                                                                      -----------------------------------

                                                                          $34,711,000      $35,177,000
                                                                      ===================================

                            See accompanying notes.
                                       2

                              PS PARTNERS VI, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                               Three Months Ended                  Six Months Ended
                                                                    June 30,                           June 30,
                                                       ----------------------------------------------------------------------
                                                             2000              1999             2000             1999
                                                       ----------------------------------------------------------------------

REVENUE:

Rental income                                                $154,000          $143,000         $300,000         $288,000
Equity in earnings of real estate entities                    800,000           737,000        1,492,000        1,393,000
Interest income                                                46,000            15,000           78,000           42,000
                                                       ----------------------------------------------------------------------
                                                            1,000,000           895,000        1,870,000        1,723,000
                                                       ----------------------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                             57,000            57,000          121,000          122,000
Management fees                                                 9,000             8,000           18,000           17,000
Depreciation and amortization                                  38,000            36,000           76,000           72,000
Administrative                                                 88,000            45,000          130,000           66,000
                                                       ----------------------------------------------------------------------
                                                              192,000           146,000          345,000          277,000
                                                       ----------------------------------------------------------------------

NET INCOME                                                   $808,000          $749,000       $1,525,000       $1,446,000
                                                       ======================================================================

Limited partners' share of net income
     ($8.74 per unit in 2000 and
     $7.17 per unit in 1999)                                                                  $1,311,000       $1,075,000
General partner's share of net income                                                            214,000          371,000
                                                                                          -----------------------------------
                                                                                              $1,525,000       $1,446,000
                                                                                          ===================================

                            See accompanying notes.
                                       3

                              PS PARTNERS VI, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        Three Months Ended
                                                                                             June 30,
                                                                               -------------------------------------
                                                                                      2000              1999
                                                                               -------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                                     $1,525,000         $1,446,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                                  76,000             72,000
         Increase in rent and other receivables                                         (7,000)            (1,000)
         Increase in other assets                                                       (1,000)            (2,000)
         Increase in accounts payable                                                    5,000              1,000
         Increase in advance payments from renters                                       7,000              3,000
         Equity in earnings of real estate entities                                 (1,492,000)        (1,393,000)
                                                                               -------------------------------------

             Total adjustments                                                      (1,412,000)        (1,320,000)
                                                                               -------------------------------------

             Net cash provided by operating activities                                 113,000            126,000
                                                                               -------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

         Distributions from real estate entities                                     2,452,000          2,427,000
         Additions to real estate facility                                             (11,000)            (7,000)
                                                                               -------------------------------------

             Net cash provided by investing activities                               2,441,000          2,420,000
                                                                               -------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

         Distributions to partners                                                  (2,003,000)        (3,602,000)
                                                                               -------------------------------------

             Net cash used in financing activities                                  (2,003,000)        (3,602,000)
                                                                               -------------------------------------

Net increase (decrease) in cash and cash equivalents                                   551,000         (1,056,000)

Cash and cash equivalents at the beginning of the period                             2,092,000          2,388,000
                                                                               -------------------------------------

Cash and cash equivalents at the end of the period                                  $2,643,000         $1,332,000
                                                                               =====================================

                            See accompanying notes.
                                       4

                              PS PARTNERS VI, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 2000, the results of operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

5. Summarized combined financial data with respect to the Real Estate Entities is as follows:

                                                 Six Months Ended June 30,
                                            -----------------------------------
                                               2000                    1999
                                            -----------             -----------

  Total revenues.....................       $80,399,000             $42,902,000
  Minority interest in income........       $12,031,000              $5,683,000
  Net income.........................       $23,747,000             $12,655,000

                              PS PARTNERS VI, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward-looking statements. Such factors include the impact of competition from new and existing real estate facilities which could impact rents and occupancy levels at the real estate facilities in which the Partnership has an interest; the Partnership's ability to effectively compete in the markets in which it does business; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Partnerships; and the impact of general economic conditions upon rental rates and occupancy levels at the real estate facilities in which the Partnership has an interest.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999:

         Our net income for the three months ended June 30, 2000 was $808,000 compared to $749,000 for the three months ended June 30, 1999, representing an increase of $59,000, or 7.9%. The increase was primarily due to our share of improved property operations at the real estate facilities in which we have an interest combined with a decrease in depreciation expense allocated to us with respect to the Joint Venture and increased interest income.

Property Operations
-------------------

         Rental income for our wholly-owned mini-warehouse property was $154,000 compared to $143,000 for the three months ended June 30, 2000 and 1999, respectively, representing an increase of $11,000, or 7.7%. Cost of operations (including management fees) increased $1,000, or 1.5%, to $66,000 from $65,000 for the three months ended June 30, 2000 and 1999, respectively. Accordingly, for our wholly-owned mini-warehouse property, property net operating income increased by $10,000, or 12.8%, from $78,000 to $88,000 for the three months ended June 30, 1999 and 2000, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $800,000 in the three months ended June 30, 2000 as compared to $737,000 during the three months ended June 30, 1999, representing an increase of $63,000, or 8.5%. This was due primarily to our share of increased property net income at the Joint Venture's mini-warehouses and a decrease in depreciation expense allocated to us with respect to the Joint Venture.

Interest Income
---------------

         Interest income increased by $31,000, or 206.7%, from $15,000 for the three months ended June 30, 1999 to $46,000 for the three months ended June 30, 2000, due to higher invested cash balances and interest rates.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization increased $2,000, or 5.6%, from $36,000 to $38,000 for the three months ended June 30, 1999 and 2000, respectively.

Administrative
--------------

         Administrative expense increased from $45,000 for the three months ended June 30, 1999 to $88,000 for the three months ended June 30, 2000, due primarily to higher state tax expense and the timing of investor relations expense.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999:

         Our net income for the six months ended June 30, 2000 was $1,525,000 compared to $1,446,000 for the six months ended June 30, 1999, representing an increase of $79,000, or 5.5%. The increase was primarily due to our share of improved property operations at the real estate facilities in which we have an interest combined with a decrease in depreciation expense allocated to us with respect to the Joint Venture and increased interest income.

Property Operations
-------------------

         Rental income for our wholly-owned mini-warehouse property was $300,000 compared to $288,000 for the six months ended June 30, 2000 and 1999, respectively, representing an increase of $12,000, or 4.2%. Cost of operations (including management fees) remained stable at $139,000 for the six months ended June 30, 2000 and 1999, respectively. Accordingly, for our wholly-owned mini-warehouse property, property net operating income increased by $12,000, or 8.1%, from $149,000 to $161,000 for the six months ended June 30, 1999 and 2000, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $1,492,000 in the six months ended June 30, 2000 as compared to $1,393,000 during the six months ended June 30, 1999, representing an increase of $99,000, or 7.1%. This was due primarily to our share of increased property net income at the Joint Venture's mini-warehouses and a decrease in depreciation expense allocated to us with respect to the Joint Venture.

Interest Income
---------------

         Interest income increased by $36,000, or 85.7%, from $42,000 for the six months ended June 30, 1999 to $78,000 for the six months ended June 30, 2000, due to higher invested cash balances and interest rates.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization increased $4,000, or 5.6%, from $72,000 to $76,000 for the six months ended June 30, 1999 and 2000, respectively.

Administrative
--------------

         Administrative expense increased from $66,000 for the six months ended June 30, 1999 to $130,000 for the six months ended June 30, 2000, due primarily to higher state tax expense and the timing of investor relations expense.

SUPPLEMENTAL PROPERTY DATA
--------------------------

         Most of our net income is from our share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate our operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999:

         Rental income for the Mini-Warehouse Properties was $3,193,000 compared to $3,152,000 for the three months ended June 30, 2000 and 1999, respectively, representing an decrease of $41,000, or 1.3%. The increase in rental income was primarily attributable to higher rental rates at the Mini-Warehouse Properties, offset partially by decreased average occupancy rates. The annual average realized rent per square foot for the Mini-Warehouse Properties was $8.25 compared to $8.09 for the three months ended June 30, 2000 and 1999, respectively. The weighted average occupancy levels at the Mini-Warehouse

Properties decreased from 93% to 92% for the three months ended June 30, 1999 and 2000, respectively. Cost of operations (including management fees) increased $53,000, or 4.3%, to $1,275,000 from $1,222,000 for the three months ended June 30, 2000 and 1999, respectively. This increase is primarily attributable to higher advertising and repairs and maintenance expenses, offset partially by lower property tax expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income decreased by $12,000, or 0.6%, from $1,930,000 to $1,918,000 for the three months ended June 30, 1999 and 2000, respectively.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999:

         Rental income for the Mini-Warehouse Properties was $6,251,000 compared to $6,268,000 for the six months ended June 30, 2000 and 1999, respectively, representing an decrease of $17,000, or 0.3%. The decrease in rental income was primarily attributable to decreased average occupancy rates at the Mini-Warehouse Properties, offset partially by increased rental rates. The annual average realized rent per square foot for the Mini-Warehouse Properties was $8.15 compared to $8.09 for the six months ended June 30, 2000 and 1999, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties decreased from 92% to 91% for the six months ended June 30, 1999 and 2000, respectively. Cost of operations (including management fees) increased $47,000, or 1.9%, to $2,515,000 from $2,468,000 for the six months ended June
30, 2000 and 1999, respectively. This increase is primarily attributable to higher advertising, payroll and office expenses, offset partially by lower property tax expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income decreased by $64,000, or 1.7%, from $3,800,000 to $3,736,000 for the six months ended June 30, 1999 and 2000, respectively.

Liquidity and Capital Resources
-------------------------------

         We have adequate sources of cash to finance operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations and distributions from real estate entities ($2,565,000 for the six months ended June 30, 2000) has been sufficient to meet all our current obligations.

         During 2000, we do not anticipate incurring significant costs for capital improvements for our wholly-owned property. Total capital improvements for the six months ended June 30, 2000 with respect to this property was $11,000.

         We paid distributions to the limited and general partners totaling $1,785,000 ($11.90 per unit) and $218,000, respectively, during the first six months of 2000. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                            DATED:  August 11, 2000



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