Form 10-Q
period 2000-09-30
PS PARTNERS VI LTD
filed 2000-11-14
CIK 773281

                                                  UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended September 30, 2000

                                                        or

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

         For the transition period from                       to

Commission File Number 0-14477

                                                     PS PARTNERS VI, LTD.
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

                                    Yes X No

                                                      INDEX

PART I.   FINANCIAL INFORMATION

         Condensed balance sheets at September 30, 2000
              and December 31, 1999                                                                               2

         Condensed statements of income for the three
              and nine months ended September 30, 2000 and 1999                                                   3

         Condensed statements of cash flows for the
              nine months ended September 30, 2000 and 1999                                                       4

         Notes to condensed financial statements                                                                  5

         Management's discussion and analysis of financial condition
              and results of operations                                                                        6-10

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                                                               11

                                               PS PARTNERS VI, LTD.
                                             CONDENSED BALANCE SHEETS

                                                                                  September 30,     December 31,
                                                                                       2000             1999
                                                                                 -----------------------------------
                                                                                   (Unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents                                                             $3,180,000       $2,092,000

Rent and other receivables                                                                16,000            5,000

Real estate facility, at cost:
     Land                                                                                404,000          404,000
     Buildings and equipment                                                           2,889,000        2,887,000
                                                                                 -----------------------------------
                                                                                       3,293,000        3,291,000

     Less accumulated depreciation                                                    (1,675,000)      (1,560,000)
                                                                                 -----------------------------------
                                                                                       1,618,000        1,731,000

Investment in real estate entities                                                    29,849,000       31,345,000

Other assets                                                                               6,000            4,000
                                                                                 -----------------------------------

                                                                                     $34,669,000      $35,177,000
                                                                                 ===================================

                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

Accounts payable                                                                        $113,000         $122,000

Advance payments from renters                                                             16,000           10,000

Partners' equity:
     Limited partners' equity, $500 per unit, 150,000
         units authorized, issued and outstanding                                     34,098,000       34,598,000
     General partner's equity                                                            442,000          447,000
                                                                                 -----------------------------------

Total partners' equity                                                                34,540,000       35,045,000
                                                                                 -----------------------------------

                                                                                     $34,669,000      $35,177,000
                                                                                 ===================================

                                              See accompanying notes.
                                                         2

                                               PS PARTNERS VI, LTD.
                                          CONDENSED STATEMENTS OF INCOME
                                                   (UNAUDITED)

                                                        Three Months Ended                 Nine Months Ended
                                                          September 30,                      September 30,
                                                ----------------------------------------------------------------------
                                                      2000              1999             2000             1999
                                                ----------------------------------------------------------------------

REVENUE:

Rental income                                         $157,000          $149,000         $457,000         $437,000
Equity in earnings of real estate entities             903,000           753,000        2,395,000        2,146,000
Interest income                                         53,000            26,000          131,000           68,000
                                                ----------------------------------------------------------------------
                                                     1,113,000           928,000        2,983,000        2,651,000
                                                ----------------------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                      65,000            52,000          186,000          174,000
Management fees                                          9,000             9,000           27,000           26,000
Depreciation and amortization                           39,000            37,000          115,000          109,000
Administrative                                          25,000            48,000          155,000          114,000
                                                ----------------------------------------------------------------------
                                                       138,000           146,000          483,000          423,000
                                                ----------------------------------------------------------------------

NET INCOME                                            $975,000          $782,000       $2,500,000       $2,228,000
                                                ======================================================================

Limited partners' share of net income
     ($14.52 per unit in 2000 and
     $11.67 per unit in 1999)                                                          $2,178,000       $1,750,000
General partner's share of net income                                                     322,000          478,000
                                                                                   -----------------------------------
                                                                                       $2,500,000       $2,228,000
                                                                                   ===================================

                                              See accompanying notes.
                                                         3

                                               PS PARTNERS VI, LTD.
                                        CONDENSED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)

                                                                                        Three Months Ended
                                                                                          September 30,
                                                                               -------------------------------------
                                                                                      2000              1999
                                                                               -------------------------------------

Cash flows from operating activities:

     Net income                                                                     $2,500,000         $2,228,000

     Adjustments to reconcile net income to net cash
         provided by operating activities

         Depreciation and amortization                                                 115,000            109,000
         Increase in rent and other receivables                                        (11,000)            (3,000)
         (Decrease) increase in other assets                                            (2,000)             1,000
         (Decrease) increase in accounts payable                                        (9,000)            33,000
         Increase in advance payments from renters                                       6,000              2,000
         Equity in earnings of real estate entities                                 (2,395,000)        (2,146,000)
                                                                               -------------------------------------

             Total adjustments                                                      (2,296,000)        (2,004,000)
                                                                               -------------------------------------

             Net cash provided by operating activities                                 204,000            224,000
                                                                               -------------------------------------

Cash flows from investing activities:

         Distributions from real estate entities                                     3,891,000          4,631,000
         Additions to real estate facility                                              (2,000)           (11,000)
                                                                               -------------------------------------

             Net cash provided by investing activities                               3,889,000          4,620,000
                                                                               -------------------------------------

Cash flows from financing activities:

         Distributions to partners                                                  (3,005,000)        (4,605,000)
                                                                               -------------------------------------

             Net cash used in financing activities                                  (3,005,000)        (4,605,000)
                                                                               -------------------------------------

Net increase in cash and cash equivalents                                            1,088,000            239,000

Cash and cash equivalents at the beginning of the period                             2,092,000          2,388,000
                                                                               -------------------------------------

Cash and cash equivalents at the end of the period                                  $3,180,000         $2,627,000
                                                                               =====================================

                                              See accompanying notes.
                                                         4

                                               PS PARTNERS VI, LTD.
                                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                SEPTEMBER 30, 2000
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

2.       In the opinion of management,  the  accompanying  unaudited  condensed  financial  statements  reflect all adjustments,  consisting of only normal accruals,  necessary to present fairly the Partnership's financial position at September 30, 2000,  the results of operations  for the three and nine months ended  September
         30, 2000 and 1999 and cash flows for the nine months then ended.

3.       The results of  operations  for the three and nine months  ended  September  30, 2000 are not  necessarily indicative of the results to be expected for the full year.

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

5.       Summarized combined financial data with respect to the Real Estate Entities is as follows:

                                                                            Nine Months Ended September 30,
                                                                         ------------------------------------
                                                                             2000                    1999
                                                                         ------------            ------------
  Total revenues...............................................          $122,327,000            $103,685,000
  Minority interest in income..................................           $18,391,000             $10,769,000
  Net income...................................................           $37,890,000             $34,451,000

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

Results of Operations

Three months ended September 30, 2000 compared to three months ended September 30, 1999:

         Our net income for the three months  ended  September  30, 2000 was $975,000  compared to $782,000 for the three  months  ended  September  30,  1999,  representing  an increase of  $193,000,  or 24.7%.  The  increase  was primarily due to a decrease in depreciation  expense  allocated to us with respect to the Joint Venture,  increased interest income, decreased administrative expense, and our share of increased earnings of PSBPLP.

Property Operations

         Rental  income for our  wholly-owned  mini-warehouse  property was  $157,000  compared to $149,000 for the three months ended September 30, 2000 and 1999,  respectively,  representing  an increase of $8,000,  or 5.4%. Cost of operations  (including  management  fees)  increased  $13,000,  or 21.3%,  to $74,000 from $61,000 for the three months  ended  September  30,  2000  and  1999,  respectively.  Accordingly,  for our  wholly-owned  mini-warehouse property,  property  net  operating  income  decreased  by $5,000,  or 5.7%,  from $88,000 to $83,000 for the three months ended September 30, 1999 and 2000, respectively.

Equity in Earnings of Real Estate Entities

         Equity in earnings of real estate  entities was $903,000 in the three months ended  September  30, 2000 as compared to $753,000  during the three months ended September 30, 1999,  representing  an increase of $150,000,  or
19.9%.  This was due  primarily  to a decrease in  depreciation  expense  allocated to us with respect to the Joint
Venture and our share of increased earnings from PSBPLP.

Interest Income

         Interest  income  increased  by $27,000 from  $26,000 for the three  months  ended  September  30, 1999 to
$53,000 for the three months ended September 30, 2000, due to higher invested cash balances and interest rates.

Depreciation and Amortization

         Depreciation  and  amortization  increased  $2,000,  or 5.4%, from $37,000 to $39,000 for the three months ended September 30, 1999 and 2000, respectively.

Administrative

         Administrative  expense  decreased  from $48,000 for the three months ended  September 30, 1999 to $25,000 for the three months ended September 30, 2000, due primarily to lower professional fees.

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999:

         Our net income for the nine months ended  September 30, 2000 was  $2,500,000  compared to  $2,228,000  for the nine months  ended  September  30,  1999,  representing  an increase of  $272,000,  or 12.2%.  The increase was primarily due to a decrease in depreciation  expense  allocated to us with respect to the Joint Venture,  increased interest  income,  and our share of  improved  earnings  of  PSBPLP,  offset  partially  by our share of  decreased property operations at the Mini-Warehouse Properties.

Property Operations

         Rental  income for our  wholly-owned  mini-warehouse  property was  $457,000  compared to $437,000 for the nine months ended September 30, 2000 and 1999,  respectively,  representing  an increase of $20,000,  or 4.6%. Cost of  operations  (including  management  fees)  increased  $13,000,  or 6.5%, to $213,000 from $200,000 for the nine months  ended  September  30,  2000  and  1999,  respectively.  Accordingly,  for our  wholly-owned  mini-warehouse property,  property net  operating  income  increased by $7,000,  or 3.0%,  from  $237,000 to $244,000 for the nine months ended September 30, 1999 and 2000, respectively.

Equity in Earnings of Real Estate Entities

         Equity in earnings of real estate  entities was $2,395,000 in the nine months ended  September 30, 2000 as compared to $2,146,000  during the nine months ended September 30, 1999,  representing an increase of $249,000,  or
11.6%.  This was due  primarily  to a decrease in  depreciation  expense  allocated to us with respect to the Joint
Venture and our share of improved  earnings of PSBPLP  offset  partially  by lower  operating  results at the Joint
Venture's mini-warehouse properties.

Interest Income

         Interest  income  increased by $63,000,  or 92.7%,  from $68,000 for the nine months ended  September  30,
1999 to $131,000 for the nine months ended  September 30, 2000,  due to higher  invested cash balances and interest rates.

Depreciation and Amortization

         Depreciation and  amortization  increased  $6,000,  or 5.5%, from $109,000 to $115,000 for the nine months ended September 30, 1999 and 2000, respectively.

Administrative
         Administrative  expense  increased from $114,000 for the nine months ended  September 30, 1999 to $155,000 for the nine  months  ended  September  30,  2000,  due  primarily  to higher  state tax  expense and the timing of investor relations expense.

Supplemental Property Data

         Most of our net  income is from our  share of the  operating  results  of the  Mini-Warehouse  Properties.
Therefore,  in order to evaluate our operating results,  the General Partners analyze the operating  performance of the Mini-Warehouse Properties.

Three months ended September 30, 2000 compared to three months ended September 30, 1999:

         Rental income for the  Mini-Warehouse  Properties  was  $3,281,000  compared to  $3,227,000  for the three months  ended  September  30, 2000 and 1999,  respectively,  representing  an increase  of  $54,000,  or 1.7%.  The increase in rental  income was primarily  attributable  to higher  rental rates at the  Mini-Warehouse  Properties.
The annual  average  realized rent per square foot for the  Mini-Warehouse  Properties  was $8.51 compared to $8.31 for the three months ended September 30, 2000 and 1999,  respectively.  The weighted  average  occupancy  levels at the  Mini-Warehouse  Properties  remained  stable at 92% for the three  months ended  September  30, 1999 and 2000, respectively.  Cost of operations  (including  management  fees)  increased  $53,000,  or 4.3%, to $1,282,000  from
$1,229,000  for the three  months  ended  September  30, 2000 and 1999,  respectively.  This  increase is primarily attributable to higher  advertising  and repairs and  maintenance  expenses.  Accordingly,  for the  Mini-Warehouse
Properties,  property net operating  income  remained stable at $1,999,000 for the three months ended September 30,
1999 and 2000, respectively.

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999:

         Rental  income for the  Mini-Warehouse  Properties  was  $9,532,000  compared to  $9,495,000  for the nine months  ended  September  30, 2000 and 1999,  respectively,  representing  an increase  of  $37,000,  or 0.4%.  The increase in rental income was primarily  attributable to increased rental rates at the  Mini-Warehouse  Properties, offset  partially  by decreased  average  occupancies.  The annual  average  realized  rent per square foot for the
Mini-Warehouse  Properties  was $8.27  compared to $8.16 for the nine  months  ended  September  30, 2000 and 1999, respectively.  The weighted average  occupancy levels at the  Mini-Warehouse  Properties  decreased from 92% to 91%
for the nine months ended  September  30, 1999 and 2000,  respectively.  Cost of operations  (including  management fees) increased  $101,000,  or 2.7%, to $3,797,000 from $3,696,000 for the nine months ended September 30, 2000 and
1999,  respectively.  This  increase is primarily  attributable  to higher  repairs and  maintenance,  advertising, payroll and office  expenses.  Accordingly,  for the  Mini-Warehouse  Properties,  property  net  operating  income decreased by $64,000,  or 1.1%,  from  $5,799,000  to $5,735,000  for the nine months ended  September 30, 1999 and
2000, respectively.

Liquidity and Capital Resources

         We have  adequate  sources  of cash to finance  operations,  both on a  short-term  and  long-term  basis, primarily  from  internally  generated  cash from  property  operations  and cash  reserves.  Cash  generated  from operations and  distributions  from real estate entities  ($4,095,000 for the nine months ended September 30, 2000)
has been sufficient to meet all our current obligations.

         Total capital  improvements  for the nine months ended September 30, 2000 with respect to our wholly-owned property was $2,000.  During the remainder of fiscal 2000, we do not anticipate  incurring  additional  significant costs for capital improvements with respect to this property

         We paid  distributions  to the limited  and general  partners  totaling  $2,678,000  ($17.85 per unit) and
$327,000,  respectively,  during  the first nine  months of 2000.  Future  distribution  rates may be  adjusted  to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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

                                                     DATED:   November 13, 2000

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

