Form 10-K405
period 2000-12-31
PS PARTNERS VI LTD
filed 2001-04-02
CIK 773281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 2000
                          -----------------

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
                                                     --------------

           Securities registered pursuant to Section 12(b) ofthe Act:
                                      NONE

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

         PSI's current relationship with the Partnership includes (i) the joint ownership of 30 of the Partnership's 32 properties (which excludes the properties transferred to PSBPLP in January 1997), (ii) PSI is a co-general partner along with Hughes, who is chairman of the board and chief executive officer of PSI, (iii) as of January 1, 2001, PSI owned approximately 61.94% of the Partnership's limited partnership units and (iv) PSI is the operator of the 32 properties in which the Partnership has an interest (these 32 properties are referred to collectively hereinafter as the "Mini-Warehouse Properties").

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

         ECONOMIES OF SCALE: PSI is the largest provider of mini-warehouse space in the industry. As of December 31, 2000, PSI operated 1,361 mini-warehouse facilities (including 35 managed for third parties) in 37 states and had over 668,000 spaces rented. The size and scope of the PSI's operations have enabled it to achieve a consistently high level of profit margins and low level of administrative costs relative to revenues.

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

ITEM 2.  PROPERTIES.

         The following table sets forth information as of December 31, 2000 about properties owned by the Mini-Warehouse Properties.

                                          Net               Number
                                        Rentable              of                Date of                Ownership
Location                              Square Feet           Spaces            Acquisition              Percentage
------------------------------        -----------           ------            -----------              ----------
ALABAMA
Anniston
   Whiteside                              25,100               234             10-01-86                  76.2%
Birmingham
   Bessemer - Midfield                    19,100               280             10-01-86                  76.2
Birmingham
   Centerpoint Rd.                        41,600               329             10-01-86                  76.2
Birmingham
   Gadson Highway-
   Roebuck Plaza                          20,800               190             10-01-86                  76.2
Birmingham
   Lorna Rd.- Hoover                      35,400               326             10-01-86                  76.2
Birmingham
   Mini-warehouse
   Rd.- Riverchase                        53,900               460             10-01-86                  76.2
Birmingham
   Oporto-Eastwood                        36,800               260             10-01-86                  76.2
Birmingham
   Oxmoor Blvd.
   Greensprings                           39,100               338             10-01-86                  76.2
Birmingham
   Pebble Creek - Forestdale              30,200               310             10-01-86                  76.2
Birmingham
   27th Place S. - Highland               19,600               264             10-01-86                  76.2
Huntsville
   Drake                                  43,400               362             10-01-86                  76.2
Huntsville
   Leeman                                 43,800               395             10-01-86                  76.2

CALIFORNIA
Fremont
   Peralta                                39,100               415             10-24-86                  70.0
Sacramento
   Franklin Blvd.                         44,300               454             05-29-86                  67.6
West Los Angeles
   Purdue Ave.                            51,000               637             07-01-86                  50.0

GEORGIA
Jonesboro
   Jonesboro Rd.                          33,400               274             10-23-86                  50.0

KANSAS
Kansas City
   So. 44th                               76,900               583             09-10-86                  72.7


                                          Net               Number
                                        Rentable              of                Date of                Ownership
Location                              Square Feet           Spaces            Acquisition              Percentage
------------------------------        -----------           ------            -----------              ----------
MARYLAND
Capitol Heights
   Central Ave.                           54,400               632             07-15-86                  50.0%
Laurel
   Ft. Meade Rd.                          35,100               475             08-20-86                  50.0

MICHIGAN
Pontiac
   Dixie Hwy.                             60,400               544             07-01-86                  70.0

MISSOURI
St. Louis
   Kirkham                                30,600               385             04-10-86                  57.4
St. Louis
   Reavis Barracks                        29,100               317             04-10-86                  57.4

TEXAS
Fort Worth
   East Loop                              36,100               314             04-10-86                 100.0
Houston
   Fairdale                              118,800             1,194             10-01-86                  70.0
Houston
   Glenvista                              59,200               619             10-01-86                  70.0
Houston
   Gulfton                               103,600               882             10-01-86                  70.0
Houston
   N. Freeway                             96,300               876             10-01-86                  70.0
Houston
   Rogerdale                             114,700             1,005             10-01-86                  70.0
Houston
   S. Gessner                            111,100             1,008             10-01-86                  70.0
Houston
   West Park                              52,200               418             10-01-86                  70.0
Richland Hills
   Baker Blvd.                            55,800               408             06-24-86                  50.0

UTAH
West Valley
   So. 3600 St.                           65,900               542             06-10-86                 100.0


         The weighted average occupancy level for the Mini-Warehouse Properties was 92% in 1999 and 91% in 2000. The annual average realized rent per square foot for the Mini-Warehouse Properties was $8.35 in 2000 compared to $8.16 in 1999.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.

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

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 2000, there were approximately 2,399 record holders of Units.

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

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                  For the Years Ended December 31,
                                               -----------------------------------------------------------------------
                                                 2000            1999           1998            1997            1996
                                               --------        --------        --------       --------        --------
                                                                (In thousands, except per Unit data)
Total Revenues                                  $4,182          $3,586          $3,527         $3,186          $2,778

Depreciation and amortization                      153             146             134            130             125

Net income                                       3,558           3,030           2,985          2,680           2,293

   Limited partners' share                       3,127           2,445           2,558          2,158           1,873

   General partners' share                         431             585             427            522             420

Limited partners'
   per unit data (a)

   Net income                                   $20.85          $16.30          $17.05         $14.39          $12.49

   Cash distributions  (b)                      $23.80          $33.30          $23.80         $29.74          $23.80

As of December 31,
------------------

Cash and cash equivalents                       $3,198          $2,092          $2,388         $1,144          $1,867

Total assets                                   $34,725         $35,177         $37,702        $38,715         $40,997


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

RESULTS OF OPERATIONS
---------------------

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999:

         The Partnership's net income was $3,558,000 in 2000 compared to $3,030,000 in 1999, representing an increase of $528,000, or 17.4%. The increase is due primarily to a decrease in depreciation allocated to the Partnership with respect to the Joint Venture, offset by a decrease in the Partnership's share of a decrease in operations of the mini-warehouses in which the Partnership has an interest (the "Mini-Warehouse Properties").

         PROPERTY OPERATIONS: Rental income for the Partnership's wholly-owned mini-warehouse properties was $605,000 in 2000 compared to $585,000 during 1999, representing an increase of $20,000, or 3.4%. Cost of operations (including management fees) increased $19,000, or 7.0%, to $291,000 in 2000 from $272,000 during 1999. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $1,000, or 0.3%, from $313,000 in 1999 to $314,000 in 2000.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: Equity in earnings of real estate entities was $3,395,000 in 2000 as compared to $2,887,000 during 1999, representing an increase of $508,000, or 17.6%. The increase is due primarily to a decrease in depreciation allocated to the Partnership with respect to the Joint Venture, offset by a decrease in the Partnership's share of a decrease in operations of the mini-warehouses in which the Partnership has an interest. The increase also includes $175,000 representing the Partnership's share of a gain on sale of real estate investments recorded by PSBPLP in 2000.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization attributable to the Mini-Warehouse Properties increased $7,000, or 4.8% from $146,000 in 1999 to $153,000 during 2000. This increase was primarily attributable to the depreciation of capital expenditures made during 1999.

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

SUPPLEMENTAL PROPERTY DATA
--------------------------

         During 2000 and 1999, a majority of the Partnership's net income was from the Partnership's share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate the Partnership's operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

         YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999: Rental income for the Mini-Warehouse Properties was $12,766,000 in 2000 compared to $12,608,000 during 1999, representing an increase of $158,000, or 1.3%. The increase in rental income was primarily attributable to increased rental rates. The annual average realized rent per square foot was $8.35 in 2000 compared to $8.16 in 1999. The weighted average occupancy levels was 92% in 1999 and 91% in 2000. Cost of operations (including management fees) increased $243,000, or 4.9%, to $5,184,000 during 2000 from $4,941,000 in 1999. This increase was primarily attributable to increases in advertising, property tax and repairs and maintenance. Accordingly, for the Mini-Warehouse Properties, property net operating income decreased by $85,000, or 1.1%, from $7,667,000 in 1999 to $7,582,000 during 2000.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily by internally generated cash from property operations and distributions from Real Estate Entities combined with cash on hand at December 31, 2000 of $3,198,000.

         Cash flows from operating activities and distributions from Real Estate ($5,123,000 for the year ended December 31, 2000) have been sufficient to meet all current obligations of the Partnership. Total capital improvements for the Partnership's wholly-owned properties were $12,000, $69,000, and $37,000 in 2000, 1999, and 1998, respectively. During 2001, the Partnership anticipates approximately $17,000 of capital improvements to the Partnership's wholly-owned properties.

         Total distributions paid to the General Partners and the limited partners (including per Unit amounts) for 2000 and prior years were as follows:

                                      Total                   Per Unit
                                    ----------                --------
         2000                       $4,005,000                 $23.80
         1999                        5,606,000                  33.30
         1998                        4,007,000                  23.80
         1997                        5,007,000                  29.74
         1996                        4,008,000                  23.80
         1995                        4,007,000                  23.80
         1994                        4,007,000                  23.80
         1993                        3,265,000                  19.40
         1992                        3,026,000                  17.97
         1991                        4,041,000                  24.00
         1990                        3,523,000                  20.93
         1989                        3,368,000                  20.00
         1988                        3,629,000                  21.55
         1987                        4,418,000                  26.25
         1986                        3,544,000                  24.87

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

         B. Wayne Hughes, age 67, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes has been active in the real estate investment field for over 30 years. He is the father of B. Wayne Hughes, Jr.

         Harvey Lenkin, age 64, has been employed by PSI for 23 years and became President and a director of PSI in November 1991. Mr. Lenkin has been a director of PS Business Parks, Inc. ("PSBP"), an affiliated REIT, since March 16, 1998 and was President of PSBP (formerly Public Storage Properties XI, Inc.) from 1990 until March 16, 1998. He is a member of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT).

         Marvin M. Lotz, age 58, became a director of PSI in May 1999. Mr. Lotz has been a Senior Vice President of the Company since November 1995 and President of the Property Management Division since 1988 with overall responsibility for Public Storage's mini-warehouse operations. He had overall responsibility for the Company's property acquisitions from 1983 until 1988.

         B. Wayne Hughes, Jr., age 41 became director of PSI in January 1998. He has been employed by the Company since 1989 and has been a Vice President - Acquisitions of PSI since 1992. Mr. Hughes, Jr. is involved in the coordination and direction of PSI's acquisition and development activities. He is the son of
B. Wayne Hughes.

         John Reyes, age 40, a certified public accountant, joined PSI in 1990 and was Controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         Carl B. Phelps, age 62, became a Senior Vice President of PSI in January 1998 with overall responsibility for property acquisition and development. From June 1991 until joining PSI, he was a partner in the law firm of Andrews & Kurth, L.L.P., which performed legal services for PSI. From December 1982 through May 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         Bahman Abtahi, age 57, joined the Company in July 1996 and was Senior Vice-President - Construction and Development of the Real Estate Division and a Vice President of the Company until May 2000 when he became a Senior Vice President of the Company. Mr. Abtahi has responsibility for all of Public Storage's construction and maintenance activities. Prior to joining the Company, he was a management consultant.

         Obren B. Gerich, age 62, a certified public accountant, has been a Vice President of PSI since 1980 and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991.

         David Goldberg, age 51, joined PSI's legal staff in June 1991. He became Senior Vice President and General Counsel of PSI in November 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         Ronald L. Harden, age 52, joined the Company in 1987 and became a Senior vice President of the Property Management Division in 1988, an Executive Vice President of the Property Management Division in August 1999 and a Senior Vice President of the Company in May 2000. Mr. Harden has administrative responsibility for Public Storage's overall property management activities in the mini-warehouse facilities system-wide. From 1983 until 1987, he was a partner and Chief Operating Officer for Good Lite Foods. From 1979 until 1983, Mr. Harden was employed by Taco Bell Restaurants, and his last position there was Division Operations Director with responsibility for 175 restaurants.

         W. David Ristig, age 52, rejoined the Company in August 1995 and was a Vice President of the Company until May 2000 when he became a Senior Vice President of the Company. Mr. Ristig has responsibility for Public Storage's land acquisition. He was previously employed by the Company from 1980 until 1984 and from 1986 until 1990 and was involved in property acquisition and development. From 1990 until August 1995, Mr. Ristig held positions as a loan officer with three companies in the mortgage banking industry.

         A. Timothy Scott, age 49, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         David P. Singelyn, age 39, a certified public accountant, has been employed by PSI since 1989 and became Vice President and Treasurer of PSI in November 1995. From 1987 to 1989, Mr. Singelyn was Controller of Winchell's Donut Houses, L.P.

         Sarah Hass, age 45, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSI's legal department in June 1991, rendering services on behalf of PSI. From 1987 until

May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

         Robert J. Abernethy, age 61, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses, since 1976 and 1977, respectively. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of trustees of Johns Hopkins University, a director of Marathon National Bank and a California Transportation Commissioner. Mr. Abernethy is a former member of the board of directors of the Los Angeles County Metropolitan
Transportation Authority and the Metropolitan Water District of Southern California and a former Planning Commissioner and Telecommunications Commissioner and former Vice-Chairman of the Economic Development Commission of the City of Los Angeles.

         Dann V. Angeloff, age 65, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of AremisSoft Corporation, Balboa Capital Corporation, Nicholas/Applegate Growth Equity Fund, ReadyPac Produce, Inc., Royce Medical Company and xDimentional Technologies, Inc. He was a director of SPI from 1989 until June 1996.

         William C. Baker, age 67, became a director of PSI in November 1991. Since 1970, Mr. Baker has been a partner in Baker & Simpson, a private investment entity. From August 1998 through April 2000, he was President and Treasurer of Meditrust Operating Company, a real estate investment trust. From April 1996 to December 1998, Mr. Baker was Chief Executive Officer of Santa Anita Companies which then operated the Santa Anita Racetrack. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. From January 1992 through December 1995 he was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1991 to 1999, he was Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company, Meditrust Operating Company and Meditrust Corporation.

         Thomas J. Barrack, Jr., age 53, became a director of PSI in February 1998. Mr. Barrack has been the Chairman and Chief Executive Officer of Colony Capital, Inc. since September, 1991. Colony Capital, Inc. is one of the largest real estate investors in America, having acquired properties in the U.S., Europe and Asia. Prior to founding Colony Capital, Inc., from 1987 to 1991, Mr. Barrack was a principal with the Robert M. Bass Group, Inc., the principal investment vehicle for Robert M. Bass of Fort Worth, Texas. From 1985 to 1987, Mr. Barrack was President of Oxford Ventures, Inc., a Canadian-based real estate development company. From 1984 to 1985 he was a Senior Vice President at E. F. Hutton Corporate Finance in New York. Mr. Barrack was appointed by President Ronald Reagan as Deputy Under Secretary at the U.S. Department of the Interior from 1982 to 1983. Mr. Barrack currently is a director of Continental Airlines, Inc. and Kennedy-Wilson, Inc.

         Uri P. Harkham, age 52, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles.

         Daniel C. Staton, age 48, became a director of PSI on March 12, 1999 in connection with the merger of Storage Trust Realty, a real estate investment trust, with PSI. Mr. Staton was Chairman of the Board of Trustees of Storage Trust Realty from February 1998 until March 12, 1999 and a Trustee of Storage

Trust Realty from November 1994 until March 12, 1999. He is President of Walnut Capital Partners, an investment and venture capital company. Mr. Staton was the Chief Operating Officer and Executive Vice President of Duke Realty Investments, Inc. from 1993 to 1997 and a director of Duke Realty Investments, Inc. from 1993 until August 1999. From 1981 to 1983, Mr. Staton was a principal owner of Duke Associates, the predecessor of Duke Realty Investments, Inc. Prior to joining Duke Associates in 1981, he was a partner and general manager of his own moving company, Gateway Van & Storage, Inc. in St. Louis, Missouri. Form 1986 to 1988, Mr. Staton served as president of the Greater Cincinnati Chapter of the National Association of Industrial and Office Parks.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         (a) At March 15, 2001, PSI beneficially owned more than 5% of the Units of the Partnership:

      Title                                                           Amount of              Percent
       of                        Name and Address of                  Beneficial               of
      Class                       Beneficial Owner                    Ownership               Class
-----------------          -----------------------------           ----------------         ---------
Units of Limited           Public Storage, Inc.
Partnership                701 Western Avenue
Interest                   Glendale, CA 91201 (1)                  93,478 Units (1)         62.3% (1)


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

                  The Partnership owns interests in 32 properties (which exclude the properties transferred to PSBPLP in January 1997); 30 of such properties are held in a general partnership comprised of the Partnership and PSI. Under the terms of the partnership agreement relating to the ownership of the properties, PSI has the right to compel a sale of each property at any time after seven years from the date of acquisition at not less than its independently determined fair market value provided the Partnership receives its share of the net sales proceeds solely in cash. As of December 31, 2000, PSI has the right to require the Partnership to sell all of the Joint Venture's properties on these terms.

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

         During 2000, approximately $401,000 was paid to PSI with respect to items 1, 2, and 3 above. The Partnership owns interests in 32 properties (which exclude the properties transferred to PSBPLP in January 1997); 30 of such properties are held in a general partnership comprised of the Partnership and PSI.

         The Partnership and the Joint Venture have a Management Agreement with PSI pursuant to which the Partnership and the Joint Venture pay PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership and the Joint Venture. During 2000, the Partnership and the Joint Venture paid fees of $765,000 to PSI pursuant to the Management Agreement.

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

                               PS PARTNERS VI, LTD.
                               a California Limited Partnership
Dated:   March 30, 2001        By:  Public Storage, Inc., General Partner

                                    By:  /s/ B. Wayne Hughes
                                         -------------------
                                         B. Wayne Hughes, Chairman of the Board

                               By:  /s/ B. Wayne Hughes
                                    -------------------
                                    B. Wayne Hughes, General Partner

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.

                Signature                                        Capacity                                    Date
------------------------------------        -------------------------------------------------           --------------

/s/ B. Wayne Hughes                         Chairman of the Board and Chief                             March 30, 2001
------------------------------------        Executive Officer of Public Storage, Inc. and
B. Wayne Hughes                             General Partner (principal executive officer)


/s/ Harvey Lenkin                           President and Director                                      March 30, 2001
------------------------------------        of Public Storage, Inc.
Harvey Lenkin

/s/ Marvin M. Lotz                          Senior Vice President and Director                          March 30, 2001
------------------------------------        of Public Storage, Inc.
Marvin M. Lotz

/s/ B. Wayne Hughes, Jr.                    Vice President and Director                                 March 30, 2001
------------------------------------        of Public Storage, Inc.
B. Wayne Hughes, Jr.

/s/ John Reyes                              Senior Vice President and Chief Financial Officer           March 30, 2001
------------------------------------        of Public Storage, Inc. (principal financial officer
John Reyes                                  and principal accounting officer)

/s/ Robert J. Abernethy                     Director of Public Storage, Inc.                            March 30, 2001
------------------------------------
Robert J. Abernethy

/s/ Dann V. Angeloff                        Director of Public Storage, Inc.                            March 30, 2001
------------------------------------
Dann V. Angeloff

/s/ William C. Baker                        Director of Public Storage, Inc.                            March 30, 2001
------------------------------------
William C. Baker

                                            Director of Public Storage, Inc.
------------------------------------
Thomas J. Barrack, Jr.

/s/ Uri P. Harkham                          Director of Public Storage, Inc.                            March 30, 2001
------------------------------------
Uri P. Harkham

/s/ Daniel C. Staton                        Director of Public Storage, Inc.                            March 30, 2001
------------------------------------
Daniel C. Staton

                                       21

                              PS PARTNERS VI, LTD.
                        a California Limited Partnership

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                  (Item 14 (a))

                                                                     Page
                                                                  References
                                                                  ----------
PS PARTNERS VI, LTD.
     Report of Independent Auditors                                   F-1
     Financial Statements and Schedule:
       Balance  Sheets as of December  31, 2000 and 1999              F-2
       For the years ended
       December 31, 2000, 1999 and 1998:
          Statements of Income                                        F-3
          Statements of Partners' Equity                              F-4
          Statements of Cash Flows                                    F-5
       Notes to Financial Statements                              F-6 - F-10
       Schedule
          Schedule III - Real Estate and Accumulated Depreciation F-11 - F-12

     Financial Statements of 50 percent or less owned persons required pursuant to Rule 3-09:

     PS BUSINESS PARKS, INC. - PS Business Parks, Inc. is a registrant with the Securities and Exchange Commission and its filings can be accessed through the Securities and Exchange Commission.

     SEI/PSP VI JOINT VENTURES
         Report of Independent Auditors                              F-13
         Financial Statements:
         Balance Sheets as of December 31, 2000 and 1999             F-14
           For the years ended December 31, 2000, 1999 and 1998:
              Statements of Income                                   F-15
              Statements of Partners' Equity                         F-16
              Statements of Cash Flows                               F-17
         Notes to Financial Statements                            F-18 - F-21
         Schedule
              Schedule III - Real Estate and Accumulated
              Depreciation                                        F-22 - F-24

         All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

                         Report of Independent Auditors



The Partners
PS Partners VI, Ltd., a California Limited Partnership


We have audited the balance sheets of PS Partners VI, Ltd., a California Limited Partnership, as of December 31, 2000 and 1999 and the related statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PS Partners VI, Ltd., a California Limited Partnership, at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.







                                                               ERNST & YOUNG LLP



March 23, 2001
Los Angeles, California

                              PS PARTNERS VI, LTD.
                        a California Limited Partnership
                                 BALANCE SHEETS
                           December 31, 2000 and 1999


                                                                                        2000               1999
                                                                                 ---------------------------------------

                                     ASSETS

Cash and cash equivalents                                                          $      3,198,000   $      2,092,000

Rent and other receivables                                                                    5,000              5,000

Real estate facilities, at cost:
     Land                                                                                   404,000            404,000
     Buildings and equipment                                                              2,899,000          2,887,000
                                                                                 ---------------------------------------
                                                                                          3,303,000          3,291,000

     Less accumulated depreciation                                                       (1,713,000)        (1,560,000)
                                                                                 ---------------------------------------
                                                                                          1,590,000          1,731,000

Investment in real estate entities                                                       29,923,000         31,345,000

Other assets                                                                                  9,000              4,000
                                                                                 ---------------------------------------

                                                                                   $     34,725,000   $     35,177,000
                                                                                 =======================================


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                                   $        116,000   $        122,000

Advance payments from renters                                                                11,000             10,000

Partners' equity:
     Limited partners' equity, $500 per unit, 150,000
         units authorized, issued and outstanding                                        34,155,000         34,598,000
     General partners' equity                                                               443,000            447,000
                                                                                 ---------------------------------------

             Total partners' equity                                                      34,598,000         35,045,000
                                                                                 ---------------------------------------

                                                                                   $     34,725,000   $     35,177,000
                                                                                 =======================================

                            See accompanying notes.
                                      F-2

                              PS PARTNERS VI, LTD.
                        a California Limited Partnership
                              STATEMENTS OF INCOME
              For the years ended December 31, 2000, 1999 and 1998


                                                                    2000                1999               1998
                                                             -----------------------------------------------------------

REVENUE:

Rental income                                                   $       605,000     $       585,000    $       573,000
Equity in earnings of real estate entities                            3,395,000           2,887,000          2,847,000
Interest income                                                         182,000             114,000            107,000
                                                             -----------------------------------------------------------
                                                                      4,182,000           3,586,000          3,527,000
                                                             -----------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                      255,000             237,000            234,000
Management fees                                                          36,000              35,000             34,000
Depreciation and amortization                                           153,000             146,000            134,000
Administrative                                                          180,000             138,000            140,000
                                                             -----------------------------------------------------------
                                                                        624,000             556,000            542,000
                                                             -----------------------------------------------------------

NET INCOME                                                      $     3,558,000     $     3,030,000    $     2,985,000
                                                             ===========================================================

Limited partners' share of net income
     ($20.85, $16.30 and $17.05 per unit in
     2000, 1999 and 1998 respectively)                          $     3,127,000     $     2,445,000    $     2,558,000
General partners' share of net income                                   431,000             585,000            427,000
                                                             -----------------------------------------------------------
                                                                $     3,558,000     $     3,030,000    $     2,985,000
                                                             ===========================================================

                            See accompanying notes.
                                      F-3

                              PS PARTNERS VI, LTD.
                        a California Limited Partnership
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 2000, 1999 and 1998


                                                                   Limited            General
                                                                  Partners            Partners             Total
                                                             -----------------------------------------------------------

Balances at December 31, 1997                                   $    38,160,000     $       483,000    $    38,643,000

Net income                                                            2,558,000             427,000          2,985,000

Distributions                                                        (3,570,000)           (437,000)        (4,007,000)
                                                             -----------------------------------------------------------

Balances at December 31, 1998                                        37,148,000             473,000         37,621,000

Net income                                                            2,445,000             585,000          3,030,000

Distributions                                                        (4,995,000)           (611,000)        (5,606,000)
                                                             -----------------------------------------------------------

Balances at December 31, 1999                                        34,598,000             447,000         35,045,000

Net income                                                            3,127,000             431,000          3,558,000

Distributions                                                        (3,570,000)           (435,000)        (4,005,000)
                                                             -----------------------------------------------------------

Balances at December 31, 2000                                   $    34,155,000     $       443,000    $    34,598,000
                                                             ===========================================================

                            See accompanying notes.
                                      F-4

                              PS PARTNERS VI, LTD.
                        a California Limited Partnership
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2000, 1999 and 1998


                                                                       2000              1999               1998
                                                                --------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                  $      3,558,000   $      3,030,000  $      2,985,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                    153,000            146,000           134,000
         (Increase) decrease in rent and other receivables                      -             (2,000)            1,000
         (Increase) decrease in other assets                               (5,000)             1,000                 -
         (Decrease ) increase in accounts payable                          (6,000)            52,000             7,000
         Increase (decrease) in advance payments from renters               1,000             (1,000)            2,000
         Equity in earnings of real estate entities                    (3,395,000)        (2,887,000)       (2,847,000)
                                                                --------------------------------------------------------

         Total adjustments                                             (3,252,000)        (2,691,000)       (2,703,000)
                                                                --------------------------------------------------------

             Net cash provided by operating activities                    306,000            339,000           282,000
                                                                --------------------------------------------------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:

         Distributions from real estate entities                        4,817,000          5,040,000         5,006,000
         Additions to real estate facilities                              (12,000)           (69,000)          (37,000)
                                                                --------------------------------------------------------

             Net cash provided by investing activities                  4,805,000          4,971,000         4,969,000
                                                                --------------------------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

         Distributions to partners                                     (4,005,000)        (5,606,000)       (4,007,000)
                                                                --------------------------------------------------------

             Net cash used in financing activities                     (4,005,000)        (5,606,000)       (4,007,000)
                                                                --------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                    1,106,000           (296,000)        1,244,000

Cash and cash equivalents at the beginning of the period                2,092,000          2,388,000         1,144,000
                                                                --------------------------------------------------------

Cash and cash equivalents at the end of the period               $      3,198,000   $      2,092,000  $      2,388,000
                                                                ========================================================

                            See accompanying notes.
                                      F-5

                              PS PARTNERS VI, LTD.
                        a California Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000


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

1.       Summary of  Significant  Accounting  Policies and  Partnership  Matters
         -----------------------------------------------------------------------
         (Continued)
         -----------


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

         Cash Distributions
         ------------------

                  The Partnership Agreement provides for quarterly distributions of cash flow from operations (as defined). Cash distributions per limited partner unit were $23.80, $33.30, and $23.80 for 2000, 1999, and 1998, respectively.

         Cash and Cash Equivalents
         -------------------------

                  For financial statement purposes, the Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

1.       Summary of  Significant  Accounting  Policies and  Partnership  Matters
         -----------------------------------------------------------------------
         (Continued)
         -----------

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

         Recently Issued Accounting Standards
         ------------------------------------

                  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"),
         "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," the provisions of SFAS 133 will require adoption by the Partnership on January 1, 2001. The Partnership adopted SFAS 133, as amended by SFAS 138, on January 1, 2001, and the adoption had no material impact on the Partnership's consolidated financial statements.

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

3.       Investment in Real Estate Entities
         ----------------------------------

                 During  2000,  1999,  and  1998,  the  Partnership   recognized
         earnings from the Real Estate Entities of $3,395,000, $2,887,000 and $2,847,000, respectively, and received cash distributions totaling $4,817,000, $5,040,000, and $5,006,000, respectively from the Real
         Estate Entities. In addition, 2000 equity in earnings includes $175,000, representing the Partnership's share of a gain on sale of real estate investments recorded by PSBPLP.

                 The accounting policies of the Real Estate Entities are similar to that of the Partnership. Summarized combined financial data with respect to the Real Estate Entities are as follows:

                                                                  2000                      1999
                                                         -----------------          -----------------
For the year ended December 31,
    Total revenues                                       $     164,245,000          $     141,819,000
    Minority interest in income                                 26,741,000                 16,110,000
    Net income                                                  56,901,000                 46,716,000

At December 31,
    Total assets, net of accumulated depreciation        $     987,107,000          $     961,490,000
    Total liabilities                                           61,330,000                 59,579,000
    Total minority interest                                    306,478,000                289,949,000
    Total equity                                               619,299,000                611,962,000


                  The increase in the size of the combined financial position and operating results, respectively, of the Real Estate Entities for the year ended December 31, 2000 and at December 31, 1999, respectively, as compared to prior periods, is the result of the additional properties acquired by PSBPLP during 1999 and 2000.

                 Financial statements of the Joint Venture are filed with the Partnership's Form 10-K for 2000, in Item 14. PS Business Parks, Inc. is a registrant with the Securities and Exchange Commission, and its filings can be accessed through the Securities and Exchange Commission.

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

                  Unaudited taxable net income was $4,168,000, $2,982,000 and $2,705,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

8.       Supplementary Quarterly Financial Data (Unaudited)
         --------------------------------------------------

                                                             Three Months Ended
                               ------------------------------------------------------------------------------
                               March 31, 2000     June 30, 2000      September 30, 2000     December 31, 2000
                               --------------     --------------     ------------------     -----------------
Revenues                       $      870,000     $    1,000,000      $     1,113,000        $     1,199,000
Net Income                     $      717,000     $      808,000      $       975,000        $     1,058,000
Net Income Per Unit            $         4.07     $         4.67      $          5.78        $          6.33

                                                             Three Months Ended
                              March 31, 1999      June 30, 1999     September 30, 1999      December 31, 1999
Revenues                       $      828,000     $      895,000      $       928,000        $       935,000
Net Income                     $      697,000     $      749,000      $       782,000        $       802,000
Net Income Per Unit            $         2.89     $         4.28      $          4.50        $          4.63


                              PS PARTNERS VI, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                        Costs
                                                            Initial Cost             subsequent
                                                  ---------------------------------to acquisition
    Date                                                             Building &      Building &
  Acquired                Description                  Land         Improvement     Improvements
---------------------------------------------------------------------------------------------------


    4/86      Fort Worth/East Loop                     $196,000        $804,000         $276,000
    6/86      West Valley/So. 3600                      208,000       1,552,000          267,000
                                                  -------------------------------------------------


                                                       $404,000      $2,356,000         $543,000
                                                  =================================================

                                                                      Gross Carrying Amount
                                                                       At December 31, 2000
                                                  ---------------------------------------------------------------
    Date                                                             Building &                    Accumulated
  Acquired                Description                  Land         Improvements       Total       Depreciation
-----------------------------------------------------------------------------------------------------------------


    4/86      Fort Worth/East Loop                     $196,000       $1,080,000      $1,276,000        $628,000
    6/86      West Valley/So. 3600                      208,000        1,819,000       2,027,000       1,085,000
                                                  ---------------------------------------------------------------


                                                       $404,000       $2,899,000      $3,303,000      $1,713,000
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

                       GROSS CARRYING COST RECONCILIATION

                                                                                Years Ended December 31,
                                                                 -------------------------------------------------------
                                                                        2000              1999              1998
                                                                 -------------------------------------------------------

Balance at beginning of the period                                 $   3,291,000      $   3,222,000     $   3,185,000

Additions during the period:
     Improvements, etc.                                                   12,000             69,000            37,000
                                                                 -------------------------------------------------------

Balance at the close of the period                                 $   3,303,000      $   3,291,000     $   3,222,000
                                                                 =======================================================


                     ACCUMULATED DEPRECIATION RECONCILIATION

                                                                                Years Ended December 31,
                                                                 -------------------------------------------------------
                                                                        2000              1999              1998
                                                                 -------------------------------------------------------

Balance at beginning of the period                                 $   1,560,000      $   1,414,000     $   1,280,000

Additions during the period:
     Depreciation                                                        153,000            146,000           134,000
                                                                 -------------------------------------------------------

Balance at the close of the period                                 $   1,713,000      $   1,560,000     $   1,414,000
                                                                 =======================================================


(B) The aggregate cost of real estate for Federal income tax purposes is $3,299,000 (unaudited).

                         Report of Independent Auditors

The Partners
SEI/PSP VI Joint Ventures


We have audited the balance sheets of the SEI/PSP VI Joint Ventures as of December 31, 2000 and 1999 and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Joint Ventures' management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the SEI/PSP VI Joint Ventures at December 31, 2000 and 1999, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                                               ERNST & YOUNG LLP



March 23, 2001
Los Angeles, CA

                            SEI/PSP VI JOINT VENTURES
                        a California Limited Partnership
                                 BALANCE SHEETS
                 For the years ended December 31, 2000 and 1999

                                                                                          2000               1999
                                                                                   --------------------------------------

                                     ASSETS

Cash and cash equivalents                                                            $       266,000     $       160,000

Rent and other receivables                                                                   110,000              81,000

Real estate facilities, at cost:
     Land                                                                                 17,214,000          17,214,000
     Buildings and equipment                                                              55,847,000          55,104,000
                                                                                   --------------------------------------
                                                                                          73,061,000          72,318,000

         Less accumulated depreciation                                                   (33,157,000)        (30,159,000)
                                                                                   --------------------------------------
                                                                                          39,904,000          42,159,000

Investment in real estate entity                                                          15,956,000          15,237,000

Other assets                                                                                 115,000             112,000
                                                                                   --------------------------------------

                                                                                     $    56,351,000     $    57,749,000
                                                                                   ======================================


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                                     $     1,030,000     $       952,000

Advance payments from renters                                                                365,000             366,000

Partners' equity:
     PS Partners VI, Ltd.                                                                 29,923,000          31,345,000
     Public Storage, Inc.                                                                 25,033,000          25,086,000
                                                                                   --------------------------------------

Total partners' equity                                                                    54,956,000          56,431,000
                                                                                   --------------------------------------

                                                                                     $    56,351,000     $    57,749,000
                                                                                   ======================================

                            See accompanying notes.
                                      F-14

                            SEI/PSP VI JOINT VENTURES
                        a California Limited Partnership
                              STATEMENTS OF INCOME
              For the years ended December 31, 2000, 1999 and 1998


                                                                         2000              1999              1998
                                                                   -----------------------------------------------------

REVENUE:

Rental income                                                       $    12,161,000   $    12,023,000   $    11,760,000
Equity in earnings of real estate entity                                  1,450,000         1,183,000         1,047,000
                                                                   -----------------------------------------------------
                                                                         13,611,000        13,206,000        12,807,000
                                                                   -----------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                        4,164,000         3,948,000         3,713,000
Management fees                                                             729,000           721,000           706,000
Depreciation and amortization                                             2,998,000         3,076,000         2,916,000
                                                                   -----------------------------------------------------
                                                                          7,891,000         7,745,000         7,335,000
                                                                   -----------------------------------------------------


NET INCOME                                                          $     5,720,000   $     5,461,000   $     5,472,000
                                                                   =====================================================


Partners' share of net income:
          PS Partners VI, Ltd.'s share                              $     3,395,000   $     2,887,000   $     2,847,000
          Public Storage Inc.'s share                                     2,325,000         2,574,000         2,625,000
                                                                   -----------------------------------------------------
                                                                    $     5,720,000   $     5,461,000   $     5,472,000
                                                                   =====================================================

                            See accompanying notes.
                                      F-15

                            SEI/PSP VI JOINT VENTURES
                        a California Limited Partnership
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 2000, 1999 and 1998


                                                                   PS Partners        Public Storage
                                                                    VI, Ltd.               Inc.              Total
                                                              -----------------------------------------------------------

Balances at December 31, 1997                                   $     35,657,000      $  24,563,000       $ 60,220,000

Net income                                                             2,847,000          2,625,000          5,472,000

Distributions                                                         (5,006,000)        (2,248,000)        (7,254,000)

                                                              -----------------------------------------------------------
Balances at December 31, 1998                                         33,498,000         24,940,000         58,438,000

Net income                                                             2,887,000          2,574,000          5,461,000

Distributions                                                         (5,040,000)        (2,428,000)        (7,468,000)
                                                              -----------------------------------------------------------

Balances at December 31, 1999                                         31,345,000         25,086,000         56,431,000

Net income                                                             3,395,000          2,325,000          5,720,000

Distributions                                                         (4,817,000)        (2,378,000)        (7,195,000)
                                                              -----------------------------------------------------------

Balances at December 31, 2000                                   $     29,923,000      $  25,033,000       $ 54,956,000
                                                              ===========================================================

                            See accompanying notes.
                                      F-16

                            SEI/PSP VI JOINT VENTURES
                        a California Limited Partnership
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2000, 1999 and 1998


                                                                              2000            1999            1998
                                                                        -------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                $   5,720,000    $   5,461,000   $   5,472,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                        2,998,000        3,076,000       2,916,000
         (Increase) decrease in rent and other receivables                      (29,000)          (3,000)          3,000
         (Increase) decrease in other assets                                     (3,000)           1,000          (3,000)
         Increase  in accounts payable                                           78,000           81,000         128,000
         (Decrease) increase in advance payments from renters                    (1,000)          (7,000)         41,000
         Equity in earnings of real estate entity                            (1,450,000)      (1,183,000)     (1,047,000)
                                                                        -------------------------------------------------

              Total adjustments                                               1,593,000        1,965,000       2,038,000
                                                                        -------------------------------------------------

              Net cash provided by operating activities                       7,313,000        7,426,000       7,510,000
                                                                        -------------------------------------------------

CASH FLOWS USED IN  INVESTING ACTIVITIES:

         Distributions from real estate entity                                  731,000          731,000         802,000
         Additions to real estate facilities                                   (743,000)        (784,000)     (1,012,000)
                                                                        -------------------------------------------------

              Net cash used in  investing activities                            (12,000)         (53,000)       (210,000)
                                                                        -------------------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

         Distributions to partners                                           (7,195,000)      (7,468,000)     (7,254,000)
                                                                        -------------------------------------------------

              Net cash used in financing activities                          (7,195,000)      (7,468,000)     (7,254,000)
                                                                        -------------------------------------------------

Net increase (decrease) in cash and cash equivalents                            106,000          (95,000)         46,000

Cash and cash equivalents at the beginning of the period                        160,000          255,000         209,000
                                                                        -------------------------------------------------

Cash and cash equivalents at the end of the period                        $     266,000    $     160,000   $     255,000
                                                                        =================================================

                            See accompanying notes.
                                      F-17

                            SEI/PSP VI JOINT VENTURES
                        a California Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

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

         Revenue and Expense Recognition
         -------------------------------

                  Property rents are recognized as earned. Advertising costs of $519,000, $410,000 and $318,000 in 2000, 1999 and 1998, respectively, are expensed as incurred.

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

2.       Summary of  Significant  Accounting  Policies and  Partnership  Matters
         -----------------------------------------------------------------------
         (Continued)
         -----------

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

         Recently Issued Accounting Standards
         ------------------------------------

                  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"),
         "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," the provisions of SFAS 133 will require adoption by the Partnership on January 1, 2001. The Partnership adopted SFAS 133, as amended by SFAS 138, on January 1, 2001, and the adoption had no material impact on the Partnership's consolidated financial statements.

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

4.       Investment in real estate entity
         --------------------------------

                  In  2000,  1999,  and  1998,  the  Joint  Venture   recognized
         $1,450,000,  $1,183,000,  and  $1,047,000,  respectively,  in equity in earnings of real estate entities with respect to the investment in PSBPLP, described in Note 3 above. Included in equity in earnings for 2000 is $197,000, representing the Joint Venture's share of PSBPLP's gains on sales of real estate investments.

                  The accounting policies of PSBPLP are similar to that of the Joint Venture. Summarized combined financial data with respect to PSBPLP is as follows:

                                                                    2000                  1999
                                                              ---------------        ---------------
For the year ended December 31,
    Total revenues                                            $   150,634,000       $   128,613,000
    Minority interest in income                                    26,741,000            16,110,000
    Net income                                                     51,181,000            41,255,000

At December 31,
    Total assets, net of accumulated depreciation             $   930,756,000       $   903,741,000
    Total liabilities                                              59,935,000            58,261,000
    Total minority interest                                       306,478,000           289,949,000
    Total equity                                                  564,343,000           555,531,000


                  The increase in the size of the combined financial position and operating results, respectively, of the Real Estate Entity for the year ended December 31, 2000 and at December 31, 1999, respectively, as compared to prior periods, is the result of the additional properties acquired by PSBPLP during 1999 and 2000.

                  PS Business Parks, Inc., which owns PSBPLP, is a registrant with the Securities and Exchange Commission, and its filings can be accessed through the Securities and Exchange Commission.

5.       Related Party Transactions
         --------------------------

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

         Unaudited taxable net income was $4,557,000, $4,411,000 and $4,620,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

                            SEI/PSP VI JOINT VENTURES
                        A CALIFORNIA LIMITED PARTNERSHIP
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                        Costs
                                                            Initial Cost             subsequent
                                                  ---------------------------------to acquisition
    Date                                                             Building &      Building &
  Acquired                Description                  Land         Improvement     Improvements
---------------------------------------------------------------------------------------------------

4/86          St. Louis/Kirkham                        $199,000      $1,001,000         $248,000
4/86          St. Louis/Reavis                          192,000         958,000          251,000
6/86          Richland Hills                            543,000         857,000          463,000
5/86          Sacramento/Franklin Blvd.                 872,000         978,000          457,000
7/86          West LA/Purdue Ave.                     2,415,000       3,585,000          384,000
7/86          Capital Heights/Central Ave.              649,000       3,851,000          385,000
10/86         Peralta/Fremont                           851,000       1,074,000          337,000
7/86          Pontiac/Dixie Hwy.                        259,000       2,091,000          156,000
8/86          Laurel/Ft. Meade Rd.                      475,000       1,475,000          322,000
9/86          Kansas City/S. 44th.                      509,000       1,906,000          512,000
10/86         Birmingham/Highland                        89,000         786,000          316,000
10/86         Birmingham/Riverchase                     262,000       1,338,000          487,000
10/86         Birmingham/Eastwood                       166,000       1,184,000          388,000
10/86         Birmingham/Forestdale                     152,000         948,000          310,000
10/86         Birmingham/Centerpoint                    265,000       1,305,000          299,000
10/86         Birmingham/Roebuck Plaza                  101,000         399,000          479,000
10/86         Birmingham/Greensprings                   347,000       1,173,000          116,000
10/86         Birmingham/Hoover-Lorna                   372,000       1,128,000          317,000
10/86         Midfield/Bessemer                         170,000         355,000          194,000
10/86         Huntsville/Leeman Ferry Rd.               158,000         992,000          407,000
10/86         Huntsville/Drake                          253,000       1,172,000          335,000
10/86         Anniston/Whiteside                         59,000         566,000          278,000
10/86         Houston/Glenvista                         595,000       1,043,000          519,000
10/86          Houston/I-45                             704,000       1,146,000          792,000
10/86         Houston/Rogerdale                       1,631,000       2,792,000          694,000
10/86         Houston/Gessner                         1,032,000       1,693,000          860,000
10/86         Houston/Richmond-Fairdale               1,502,000       2,506,000        1,010,000


                                                                      Gross Carrying Amount
                                                                       At December 31, 2000
                                                  ---------------------------------------------------------------
    Date                                                             Building &                    Accumulated
  Acquired                Description                  Land         Improvements       Total       Depreciation
-----------------------------------------------------------------------------------------------------------------

4/86          St. Louis/Kirkham                        $199,000       $1,249,000      $1,448,000       $734,000
4/86          St. Louis/Reavis                          192,000        1,209,000       1,401,000        714,000
6/86          Richland Hills                            543,000        1,320,000       1,863,000        818,000
5/86          Sacramento/Franklin Blvd.                 872,000        1,435,000       2,307,000        884,000
7/86          West LA/Purdue Ave.                     2,415,000        3,968,000       6,384,000      2,299,000
7/86          Capital Heights/Central Ave.              649,000        4,236,000       4,885,000      2,476,000
10/86         Peralta/Fremont                           851,000        1,411,000       2,262,000        810,000
7/86          Pontiac/Dixie Hwy.                        259,000        2,247,000       2,506,000      1,287,000
8/86          Laurel/Ft. Meade Rd.                      475,000        1,797,000       2,272,000      1,029,000
9/86          Kansas City/S. 44th.                      509,000        2,418,000       2,927,000      1,448,000
10/86         Birmingham/Highland                        89,000        1,041,000       1,191,000        621,000
10/86         Birmingham/Riverchase                     262,000        1,809,000       2,087,000      1,093,000
10/86         Birmingham/Eastwood                       166,000        1,506,000       1,738,000        868,000
10/86         Birmingham/Forestdale                     152,000        1,220,000       1,410,000        699,000
10/86         Birmingham/Centerpoint                    265,000        1,596,000       1,869,000        923,000
10/86         Birmingham/Roebuck Plaza                  101,000          639,000         979,000        397,000
10/86         Birmingham/Greensprings                   347,000        1,620,000       1,636,000        909,000
10/86         Birmingham/Hoover-Lorna                   372,000        1,551,000       1,817,000        872,000
10/86         Midfield/Bessemer                         170,000          624,000         719,000        369,000
10/86         Huntsville/Leeman Ferry Rd.               158,000        1,359,000       1,557,000        806,000
10/86         Huntsville/Drake                          253,000        1,512,000       1,760,000        844,000
10/86         Anniston/Whiteside                         59,000          796,000         903,000        472,000
10/86         Houston/Glenvista                         595,000        1,562,000       2,157,000        957,000
10/86          Houston/I-45                             704,000        1,938,000       2,642,000      1,280,000
10/86         Houston/Rogerdale                       1,631,000        3,486,000       5,117,000      1,983,000
10/86         Houston/Gessner                         1,032,000        2,553,000       3,585,000      1,583,000
10/86         Houston/Richmond-Fairdale               1,502,000        3,516,000       5,018,000      2,197,000


                                                                                        Costs
                                                            Initial Cost             subsequent
                                                  ---------------------------------to acquisition
    Date                                                             Building &      Building &
  Acquired                Description                  Land         Improvement     Improvements
---------------------------------------------------------------------------------------------------

10/86         Houston/Gulfton                        $1,732,000      $3,036,000       $1,085,000
10/86         Houston/Westpark                          503,000         854,000          261,000
10/86         Jonesboro                                 157,000         718,000          275,000
                                                  -------------------------------------------------


                                                    $17,214,000     $42,910,000      $12,937,000
                                                  =================================================

                                                                       Gross Carrying Amount
                                                                        At December 31, 2000
                                                  ----------------------------------------------------------------
    Date                                                              Building &                    Accumulated
  Acquired                Description                   Land         Improvements       Total       Depreciation
------------------------------------------------------------------------------------------------------------------

10/86         Houston/Gulfton                         $1,732,000       $4,121,000      $5,853,000     $2,569,000
10/86         Houston/Westpark                           503,000        1,115,000       1,618,000        630,000
10/86         Jonesboro                                  157,000          993,000       1,150,000        586,000
                                                  ----------------------------------------------------------------


                                                     $17,214,000      $55,847,000     $73,061,000    $33,157,000
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

                       GROSS CARRYING COST RECONCILIATION

                                                                                    Years Ended December 31,
                                                                      -----------------------------------------------------
                                                                            2000             1999              1998
                                                                      -----------------------------------------------------

Balance at beginning of the period                                      $  72,318,000    $  71,534,000     $  70,522,000

Additions during the period:
     Improvements, etc.                                                       743,000          784,000         1,012,000
                                                                      -----------------------------------------------------

Balance at the close of the period                                      $  73,061,000    $  72,318,000     $  71,534,000
                                                                      =====================================================


                     ACCUMULATED DEPRECIATION RECONCILIATION

                                                                                    Years Ended December 31,
                                                                      -----------------------------------------------------
                                                                            2000             1999              1998
                                                                      -----------------------------------------------------

Balance at beginning of the period                                      $  30,159,000    $  27,083,000     $  24,167,000

Additions during the period:
     Depreciation                                                           2,998,000        3,076,000         2,916,000
                                                                      -----------------------------------------------------

Balance at the close of the period                                      $  33,157,000    $  30,159,000     $  27,083,000
                                                                      =====================================================

(B) The aggregate cost of real estate for Federal income tax purposes is $73,136,000 (unaudited).