Form 10-Q
period 2001-03-31
PS PARTNERS VI LTD
filed 2001-05-14
CIK 773281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2001
                     --------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from               to
                              ---------------  ---------------

Commission File Number 0-14477
                       -------

                              PS PARTNERS VI, LTD.
                              --------------------
             (Exact name of registrant as specified in its charter)


               California                                       95-3950440
----------------------------------------                  ----------------------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification Number)


           701 Western Avenue
          Glendale, California                                  91201-2349
----------------------------------------                  ----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       ---  ---

                                      INDEX



PART I.   FINANCIAL INFORMATION

         Condensed balance sheets at March 31, 2001
              and December 31, 2000                                           2

         Condensed statements of income for the three
               months ended March 31, 2001 and 2000                           3

         Condensed statements of cash flows for the
              three months ended March 31, 2001 and 2000                      4

         Notes to condensed financial statements                            5-6

         Management's discussion and analysis of financial condition
              and results of operations                                     7-9

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                           10

                              PS PARTNERS VI, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                    March 31,       December 31,
                                                                                       2001             2000
                                                                                 -----------------------------------
                                                                                   (Unaudited)
                                     ASSETS
                                     ------


Cash and cash equivalents                                                             $3,408,000       $3,198,000

Rent and other receivables                                                                 4,000            5,000

Real estate facility, at cost:
     Land                                                                                404,000          404,000
     Buildings and equipment                                                           2,900,000        2,899,000
                                                                                 -----------------------------------
                                                                                       3,304,000        3,303,000

     Less accumulated depreciation                                                    (1,749,000)      (1,713,000)
                                                                                 -----------------------------------
                                                                                       1,555,000        1,590,000

Investment in real estate entities                                                    29,661,000       29,923,000

Other assets                                                                               9,000            9,000
                                                                                 -----------------------------------

                                                                                     $34,637,000      $34,725,000
                                                                                 ===================================


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable                                                                         $71,000         $116,000

Advance payments from renters                                                             15,000           11,000

Partners' equity:
     Limited partners' equity, $500 per unit, 150,000
         units authorized, issued and outstanding                                     34,109,000       34,155,000
     General partner's equity                                                            442,000          443,000
                                                                                 -----------------------------------

Total partners' equity                                                                34,551,000       34,598,000
                                                                                 -----------------------------------

                                                                                     $34,637,000      $34,725,000
                                                                                 ===================================

                            See accompanying notes.
                                       2

                              PS PARTNERS VI, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                               Three Months Ended
                                                                   March 31,
                                                       -----------------------------------
                                                             2001              2000
                                                       -----------------------------------

REVENUE:

Rental income                                                $159,000          $146,000
Equity in earnings of real estate entities                    878,000           692,000
Interest income                                                47,000            32,000
                                                       -----------------------------------
                                                            1,084,000           870,000
                                                       -----------------------------------

COSTS AND EXPENSES:

Cost of operations                                             55,000            64,000
Management fees                                                 9,000             9,000
Depreciation and amortization                                  36,000            38,000
Administrative                                                 28,000            42,000
                                                       -----------------------------------
                                                              128,000           153,000
                                                       -----------------------------------

NET INCOME                                                   $956,000          $717,000
                                                       ===================================

Limited partners' share of net income
     ($5.65 per unit in 2001 and
     $4.07 per unit in 2000)                                 $847,000          $611,000
General partner's share of net income                         109,000           106,000
                                                       -----------------------------------
                                                             $956,000          $717,000
                                                       ===================================

                            See accompanying notes.
                                       3

                              PS PARTNERS VI, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        Three Months Ended
                                                                                            March 31,
                                                                               -------------------------------------
                                                                                      2001              2000
                                                                               -------------------------------------

Cash flows from operating activities:

     Net income                                                                       $956,000           $717,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                                  36,000             38,000
         Decrease (increase) in rent and other receivables                               1,000             (8,000)
         Increase in other assets                                                            -            (19,000)
         Decrease in accounts payable                                                  (45,000)           (31,000)
         Increase in advance payments from renters                                       4,000              8,000
         Equity in earnings of real estate entities                                   (878,000)          (692,000)
                                                                               -------------------------------------

             Total adjustments                                                        (882,000)          (704,000)
                                                                               -------------------------------------

             Net cash provided by operating activities                                  74,000             13,000
                                                                               -------------------------------------

Cash flows from investing activities:

         Distributions from real estate entities                                     1,140,000          1,087,000
         Additions to real estate facility                                              (1,000)                 -
                                                                               -------------------------------------

             Net cash provided by investing activities                               1,139,000          1,087,000
                                                                               -------------------------------------

Cash flows from financing activities:

         Distributions to partners                                                  (1,003,000)        (1,000,000)
                                                                               -------------------------------------

             Net cash used in financing activities                                  (1,003,000)        (1,000,000)
                                                                               -------------------------------------

Net increase in cash and cash equivalents                                              210,000            100,000

Cash and cash equivalents at the beginning of the period                             3,198,000         2,092,000
                                                                               -------------------------------------

Cash and cash equivalents at the end of the period                                  $3,408,000        $2,192,000
                                                                               =====================================

                            See accompanying notes.
                                       4

                              PS PARTNERS VI, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and
         Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 2000.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 2001, the results of operations for the three months ended March 31, 2001 and 2000 and cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

5. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. The Partnership adopted SFAS 133, as amended by SFAS 138, on January 1, 2001 and the adoption had no material impact on the Partnership's consolidated financial statements.

6. Summarized combined financial data with respect to the Real Estate Entities is as follows:

                                                 Three Months Ended March 31,
                                             -----------------------------------
                                                   2001               2000
                                             ----------------   ----------------
Total revenues..........................     $42,840,000             $39,059,000
Minority interest in income.............      $6,423,000              $5,911,000
Net income..............................     $12,897,000             $12,021,000

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000:

         Our net income for the three months ended March 31, 2001 was $956,000 compared to $717,000 for the three months ended March 31, 2000, representing an increase of $239,000, or 33.3%. The increase was primarily due to our share of improved property operations at the real estate facilities in which we have an interest, a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture, increased interest income and decreased administrative expenses.

Property Operations
-------------------

         Rental income for our wholly-owned mini-warehouse property was $159,000 compared to $146,000 for the three months ended March 31, 2001 and 2000, respectively, representing an increase of $13,000, or 8.9%. Cost of operations (including management fees) decreased $9,000, or 12.3%, to $64,000 from $73,000 for the three months ended March 31, 2001 and 2000, respectively. Accordingly, for our wholly-owned mini-warehouse property, property net operating income increased by $22,000, or 30.1%, from $73,000 to $95,000 for the three months ended March 31, 2000 and 2001, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $878,000 in the three months ended March 31, 2001 as compared to $692,000 during the three months ended March 31, 2000, representing an increase of $186,000, or 26.9%. The increase was primarily due to our share of improved property operations at the Mini-warehouse Properties owned by the Joint Venture, a decrease in depreciation allocated to the Partnership with respect to the Joint Venture, and our share of improved earnings of PSBPLP.

Interest Income
---------------

         Interest income increased by $15,000 from $32,000 for the three months ended March 31, 2000 to $47,000 for the three months ended March 31, 2001, due primarily to higher invested cash balances.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization decreased $2,000, or 5.3%, from $38,000 to $36,000 for the three months ended March 31, 2000 and 2001, respectively.

Administrative
--------------

         Administrative expense decreased $14,000, or 33.3%, from $42,000 for the three months ended March 31, 2000 to $28,000 for the three months ended March 31, 2001. This decrease was primarily due to higher state tax expense incurred for the three months ended March 31, 2000.

SUPPLEMENTAL PROPERTY DATA
--------------------------

         Most of our net income is from our share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate our operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000:

         Rental income for the Mini-Warehouse Properties was $3,178,000 compared to $3,058,000 for the three months ended March 31, 2001 and 2000, respectively, representing an increase of $120,000, or 3.9%. The increase in rental income was primarily attributable to increased rental rates at the Mini-Warehouse Properties, partially offset by a decrease in average occupancy rates. The annual average realized rent per square foot for the Mini-Warehouse Properties was $8.62 compared to $8.04 for the three months ended March 31, 2001 and 2000, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties decreased from 90% to 89% for the three months ended March 31, 2000 and 2001, respectively. Cost of operations (including management fees) decreased $7,000, or 0.6%, to $1,233,000 from $1,240,000 for the three months ended March 31, 2001 and 2000, respectively. This decrease is primarily attributable to lower payroll, office expense, and repairs and maintenance expenses, offset by higher advertising and property tax expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $127,000, or 7.0%, from $1,818,000 to $1,945,000 for the three months ended March 31, 2000 and 2001, respectively.

Liquidity and Capital Resources
-------------------------------

         We have adequate sources of cash to finance operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations and distributions from real estate entities ($1,214,000 for the three months ended March 31, 2001) has been sufficient to meet all our current obligations.

         During 2001, we do not anticipate incurring significant costs for capital improvements for our wholly-owned property. Total capital improvements for the three months ended March 31, 2001 with respect to this property was $1,000.

         We paid distributions to the limited and general partners totaling $893,000 ($5.95 per unit) and $110,000, respectively, during the first three months of 2001. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

                           PART II. OTHER INFORMATION


ITEMS 1 through 5 are not applicable.

Item 6   Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      The following Exhibits are included herein:

                  None

         (b)      Reports on Form 8-K

                  None


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           DATED:   May 14, 2001



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