Form 10-Q
period 2001-06-30
PS PARTNERS VI LTD
filed 2001-08-14
CIK 773281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2001
                     -------------

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

                                    Yes X No
                                       ---  ---

                                      INDEX



PART I.   FINANCIAL INFORMATION

         Condensed balance sheets at June 30, 2001
              and December 31, 2000                                         2

         Condensed statements of income for the three
              and six months ended June 30, 2001 and 2000                   3

         Condensed statements of cash flows for the
              six months ended June 30, 2001 and 2000                       4

         Notes to condensed financial statements                          5-6

         Management's discussion and analysis of financial condition
              and results of operations                                  7-11

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                         12

                              PS PARTNERS VI, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                      June 30,       December 31,
                                                                                        2001             2000
                                                                                 -----------------------------------
                                                                                    (Unaudited)
                                     ASSETS
                                     ------


Cash and cash equivalents                                                             $2,192,000       $3,198,000

Rent and other receivables                                                                12,000            5,000

Real estate facility, at cost:
     Land                                                                                404,000          404,000
     Buildings and equipment                                                           2,905,000        2,899,000
                                                                                 -----------------------------------
                                                                                       3,309,000        3,303,000

     Less accumulated depreciation                                                    (1,785,000)      (1,713,000)
                                                                                 -----------------------------------
                                                                                       1,524,000        1,590,000

Investment in real estate entities                                                    29,149,000       29,923,000

Other assets                                                                               8,000            9,000
                                                                                 -----------------------------------

                                                                                     $32,885,000      $34,725,000
                                                                                 ===================================


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable                                                                        $149,000         $116,000

Advance payments from renters                                                             13,000           11,000

Partners' equity:
     Limited partners' equity, $500 per unit, 150,000
         units authorized, issued and outstanding                                     32,299,000       34,155,000
     General partner's equity                                                            424,000          443,000
                                                                                 -----------------------------------

Total partners' equity                                                                32,723,000       34,598,000
                                                                                 -----------------------------------

                                                                                     $32,885,000      $34,725,000
                                                                                 ===================================

                            See accompanying notes.
                                       2

                              PS PARTNERS VI, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                               Three Months Ended                  Six Months Ended
                                                                    June 30,                           June 30,
                                                       ----------------------------------------------------------------------
                                                             2001              2000             2001             2000
                                                       ----------------------------------------------------------------------

REVENUE:

Rental income                                                $166,000          $154,000         $325,000         $300,000
Equity in earnings of real estate entities                    929,000           800,000        1,807,000        1,492,000
Interest income                                                40,000            46,000           87,000           78,000
                                                       ----------------------------------------------------------------------
                                                            1,135,000         1,000,000        2,219,000        1,870,000
                                                       ----------------------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                             50,000            57,000          105,000          121,000
Management fees                                                10,000             9,000           19,000           18,000
Depreciation and amortization                                  36,000            38,000           72,000           76,000
Administrative                                                 68,000            88,000           96,000          130,000
                                                       ----------------------------------------------------------------------
                                                              164,000           192,000          292,000          345,000
                                                       ----------------------------------------------------------------------

NET INCOME                                                   $971,000          $808,000       $1,927,000       $1,525,000
                                                       ======================================================================

Limited partners' share of net income
     ($10.21 per unit in 2001 and
     $8.74 per unit in 2000)                                                                  $1,531,000       $1,311,000
General partner's share of net income                                                            396,000          214,000
                                                                                          -----------------------------------
                                                                                              $1,927,000       $1,525,000
                                                                                          ===================================

                            See accompanying notes.
                                       3

                              PS PARTNERS VI, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         Six Months Ended
                                                                                             June 30,
                                                                               -------------------------------------
                                                                                      2001              2000
                                                                               -------------------------------------

Cash flows from operating activities:

     Net income                                                                     $1,927,000         $1,525,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                                  72,000             76,000
         Increase in rent and other receivables                                         (7,000)            (7,000)
         Decrease (increase) in other assets                                             1,000             (1,000)
         Increase in accounts payable                                                   33,000              5,000
         Increase in advance payments from renters                                       2,000              7,000
         Equity in earnings of real estate entities                                 (1,807,000)        (1,492,000)
                                                                               -------------------------------------

             Total adjustments                                                      (1,706,000)        (1,412,000)
                                                                               -------------------------------------

             Net cash provided by operating activities                                 221,000            113,000
                                                                               -------------------------------------

Cash flows from investing activities:

         Distributions from real estate entities                                     2,581,000          2,452,000
         Additions to real estate facility                                              (6,000)           (11,000)
                                                                               -------------------------------------

             Net cash provided by investing activities                               2,575,000          2,441,000
                                                                               -------------------------------------

Cash flows from financing activities:

         Distributions to partners                                                  (3,802,000)        (2,003,000)
                                                                               -------------------------------------

             Net cash used in financing activities                                  (3,802,000)        (2,003,000)
                                                                               -------------------------------------

Net (decrease) increase in cash and cash equivalents                                (1,006,000)           551,000

Cash and cash equivalents at the beginning of the period                             3,198,000         2,092,000
                                                                               -------------------------------------

Cash and cash equivalents at the end of the period                                  $2,192,000        $2,643,000
                                                                               =====================================

                            See accompanying notes.
                                       4

                              PS PARTNERS VI, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 2001, the results of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

6. Summarized combined financial data with respect to the Real Estate Entities is as follows:

                                               Six Months Ended June 30,
                                          -----------------------------------
                                             2001                    2000
                                          -----------             -----------
  Total revenues...................       $87,397,000             $80,399,000
  Minority interest in income......       $13,152,000             $12,031,000
  Net income.......................       $27,230,000             $24,928,000

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000:

         Our net income for the three months ended June 30, 2001 was $971,000 compared to $808,000 for the three months ended June 30, 2000, representing an increase of $163,000, or 20.2%. The increase was primarily due to our share of improved property operations at the real estate facilities in which we have an interest and a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Property Operations
-------------------

         Rental income for our wholly-owned mini-warehouse property was $166,000 compared to $154,000 for the three months ended June 30, 2001 and 2000, respectively, representing an increase of $12,000 or 7.8%. Cost of operations (including management fees) decreased by $6,000 or 9.1%, to $60,000 from $66,000 for the three months ended June 30, 2001 and 2000, respectively. Accordingly, for our wholly-owned mini-warehouse property, property net operating income increased by $18,000 or 20.5%, from $88,000 to $106,000 for the three months ended June 30, 2000 and 2001, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $929,000 in the three months ended June 30, 2001 as compared to $800,000 during the three months ended June 30, 2000, representing an increase of $129,000 or 16.1%. The increase was primarily due to our share of improved property operations at the real estate facilities in which we have an interest and a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Interest Income
---------------

         Interest income decreased by $6,000 or 13.0%, from $46,000 for the three months ended June 30, 2000 to $40,000 for the three months ended June 30, 2001.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization decreased by $2,000 or 5.3%, from $38,000 to $36,000 for the three months ended June 30, 2000 and 2001, respectively.

Administrative
--------------

         Administrative expense decreased by $20,000 or 22.7%, from $88,000 for the three months ended June 30, 2000 to $68,000 for the three months ended June 30, 2001.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000:

         Our net income for the six months ended June 30, 2001 was $1,927,000 compared to $1,525,000 for the six months ended June 30, 2000, representing an increase of $402,000 or 26.4%. The increase was primarily due to our share of improved property operations at the real estate facilities in which we have an interest and a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Property Operations
-------------------

         Rental income for our wholly-owned mini-warehouse property was $325,000 compared to $300,000 for the six months ended June 30, 2001 and 2000, respectively, representing an increase of $25,000 or 8.3%. Cost of operations (including management fees) decreased by $15,000 or 10.8%, to $124,000 from $139,000 for the six months ended June 30, 2001 and 2000, respectively.

Accordingly,   for  our  wholly-owned   mini-warehouse  property,  property  net
operating income increased by $40,000, or 24.8%, from $161,000 to $201,000 for the six months ended June 30, 2000 and 2001, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $1,807,000 in the six months ended June 30, 2001 as compared to $1,492,000 during the six months ended June 30, 2000, representing an increase of $315,000 or 21.1%. The increase was primarily due to our share of improved property operations at the real estate facilities in which we have an interest and a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Interest Income
---------------

         Interest income increased by $9,000, or 11.5%, from $78,000 for the six months ended June 30, 2000 to $87,000 for the six months ended June 30, 2001.

Depreciation and Amortization
-----------------------------

         Depreciation  and  amortization  decreased  by  $4,000,  or 5.3%,  from
$76,000  to  $72,000  for  the  six  months   ended  June  30,  2000  and  2001,
respectively.

Administrative
--------------

         Administrative expense decreased by $34,000 or 26.2%, from $130,000 for the six months ended June 30, 2000 to $96,000 for the six months ended June 30, 2001, primarily due to the timing of investor services related expenses.

SUPPLEMENTAL PROPERTY DATA
--------------------------

         Most of our net income is from our share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate our operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000:

         Rental income for the Mini-Warehouse Properties was $3,295,000 compared to $3,193,000 for the three months ended June 30, 2001 and 2000, respectively, representing an increase of $102,000 or 3.2%. The increase in rental income was primarily attributable to increase in rental rates, partially offset by a decrease in average occupancy rates at the Mini-Warehouse Properties. The annual average realized rent per square foot for the Mini-Warehouse Properties was $8.76 compared to $8.25 for the three months ended June 30, 2001 and 2000, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties decreased from 92% to 89% for the three months ended June 30, 2000 and 2001, respectively. Cost of operations (including management fees) increased by $2,000 or 0.2%, to $1,277,000 from $1,275,000 for the three months ended June 30, 2001 and 2000, respectively. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $100,000 or 5.2%, from $1,918,000 to $2,018,000 for the three months ended June 30, 2000 and 2001, respectively.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000:

         Rental income for the Mini-Warehouse Properties was $6,473,000 compared to $6,251,000 for the six months ended June 30, 2001 and 2000, respectively, representing an increase of $222,000 or 3.6%. The increase in rental income was primarily attributable to an increase in rental rates offset partially by a decrease in average occupancy rates at the Mini-Warehouse Properties. The annual average realized rent per square foot for the Mini-Warehouse Properties was $8.69 compared to $8.15 for the six months ended June 30, 2001 and 2000, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties decreased from 91% to 89% for the six months ended June 30, 2000 and 2001, respectively. Cost of operations (including management fees) decreased by $5,000 or 0.2%, to $2,510,000 from $2,515,000 for the six months ended June 30,
2001 and 2000, respectively. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $227,000, or 6.1%, from $3,736,000 to $3,963,000 for the six months ended June 30, 2000 and 2001, respectively.

Liquidity and Capital Resources
-------------------------------

         We have adequate sources of cash to finance operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations and distributions from real estate entities ($2,802,000 for the six months ended June 30, 2001) has been sufficient to meet all our current obligations.

         During 2001, we do not anticipate incurring significant costs for capital improvements for our wholly-owned property. Total capital improvements for the six months ended June 30, 2001 with respect to this property was $6,000.

         We paid distributions to the limited and general partners totaling $3,387,000 ($22.58 per unit) and $415,000, respectively, during the first six months of 2001. Included in these distributions is $1,425,000 ($9.50 per unit) and $174,000 paid to the limited and general partners, respectively, in special distributions. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                             DATED: August 13, 2001



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