Form 10-Q
period 2001-09-30
PS PARTNERS VI LTD
filed 2001-11-13
CIK 773281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended September 30, 2001
                              ------------------

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

                                    Yes X No
                                       ---  ---

                                      INDEX



PART I.   FINANCIAL INFORMATION

         Condensed balance sheets at September 30, 2001
              and December 31, 2000                                            2

         Condensed statements of income for the three
              and nine months ended September 30, 2001 and 2000                3

         Condensed statements of cash flows for the
              nine months ended September 30, 2001 and 2000                    4

         Notes to condensed financial statements                               5

         Management's discussion and analysis of financial condition
              and results of operations                                     6-10

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                            11

                              PS PARTNERS VI, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                  September 30,     December 31,
                                                                                       2001             2000
                                                                                 -----------------------------------
                                                                                   (Unaudited)
                                     ASSETS
                                     ------


Cash and cash equivalents                                                             $2,408,000       $3,198,000

Rent and other receivables                                                                16,000            5,000

Real estate facilities, at cost:
     Land                                                                                404,000          404,000
     Buildings and equipment                                                           2,914,000        2,899,000
                                                                                 -----------------------------------
                                                                                       3,318,000        3,303,000

     Less accumulated depreciation                                                    (1,823,000)      (1,713,000)
                                                                                 -----------------------------------
                                                                                       1,495,000        1,590,000

Investment in real estate entities                                                    28,840,000       29,923,000

Other assets                                                                               8,000            9,000
                                                                                 -----------------------------------

                                                                                     $32,767,000      $34,725,000
                                                                                 ===================================


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable                                                                        $195,000         $116,000

Advance payments from renters                                                             12,000           11,000

Partners' equity:
     Limited partners' equity, $500 per unit, 150,000
         units authorized, issued and outstanding                                     32,137,000       34,155,000
     General partner's equity                                                            423,000          443,000
                                                                                 -----------------------------------

Total partners' equity                                                                32,560,000       34,598,000
                                                                                 -----------------------------------

                                                                                     $32,767,000      $34,725,000
                                                                                 ===================================

                            See accompanying notes.
                                       2

                              PS PARTNERS VI, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                               Three Months Ended                 Nine Months Ended
                                                                 September 30,                      September 30,
                                                       ----------------------------------------------------------------------
                                                             2001              2000             2001             2000
                                                       ----------------------------------------------------------------------

REVENUE:

Rental income                                                $164,000          $157,000         $489,000         $457,000
Equity in earnings of real estate entities                    978,000           903,000        2,785,000        2,395,000
Interest income                                                23,000            53,000          110,000          131,000
                                                       ----------------------------------------------------------------------
                                                            1,165,000         1,113,000        3,384,000        2,983,000
                                                       ----------------------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                             48,000            65,000          153,000          186,000
Management fees                                                11,000             9,000           30,000           27,000
Depreciation and amortization                                  38,000            39,000          110,000          115,000
Administrative                                                 32,000            25,000          128,000          155,000
                                                       ----------------------------------------------------------------------
                                                              129,000           138,000          421,000          483,000
                                                       ----------------------------------------------------------------------

NET INCOME                                                 $1,036,000          $975,000       $2,963,000       $2,500,000
                                                       ======================================================================

Limited partners' share of net income
     ($16.25 per unit in 2001 and
     $14.52 per unit in 2000)                                                                 $2,438,000       $2,178,000
General partner's share of net income                                                            525,000          322,000
                                                                                          -----------------------------------
                                                                                              $2,963,000       $2,500,000
                                                                                          ===================================

                            See accompanying notes.
                                       3

                              PS PARTNERS VI, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                               -------------------------------------
                                                                                      2001              2000
                                                                               -------------------------------------

Cash flows from operating activities:

     Net income                                                                     $2,963,000         $2,500,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                                 110,000            115,000
         Increase in rent and other receivables                                        (11,000)           (11,000)
         Decrease (increase) in other assets                                             1,000             (2,000)
         Increase (decrease) in accounts payable                                        79,000             (9,000)
         Increase in advance payments from renters                                       1,000              6,000
         Equity in earnings of real estate entities                                 (2,785,000)        (2,395,000)
                                                                               -------------------------------------

             Total adjustments                                                      (2,605,000)        (2,296,000)
                                                                               -------------------------------------

             Net cash provided by operating activities                                 358,000            204,000
                                                                               -------------------------------------

Cash flows from investing activities:

         Distributions from real estate entities                                     3,868,000          3,891,000
         Additions to real estate facility                                             (15,000)            (2,000)
                                                                               -------------------------------------

             Net cash provided by investing activities                               3,853,000          3,889,000
                                                                               -------------------------------------

Cash flows from financing activities:

         Distributions to partners                                                  (5,001,000)        (3,005,000)
                                                                               -------------------------------------

             Net cash used in financing activities                                  (5,001,000)        (3,005,000)
                                                                               -------------------------------------

Net (decrease) increase in cash and cash equivalents                                  (790,000)         1,088,000

Cash and cash equivalents at the beginning of the period                             3,198,000         2,092,000
                                                                               -------------------------------------

Cash and cash equivalents at the end of the period                                  $2,408,000        $3,180,000
                                                                               =====================================

                            See accompanying notes.
                                       4

                              PS PARTNERS VI, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 2001, the results of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

5. Summarized combined financial data with respect to the Real Estate Entities is as follows:

                                                                            Nine Months Ended September 30,
                                                                         -------------------------------------
                                                                             2001                    2000
                                                                         -------------           -------------
  Total revenues...............................................          $134,845,000            $122,327,000
  Minority interest in income..................................           $19,743,000             $18,391,000
  Net income...................................................           $41,654,000             $37,890,000

                                       5

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000:

         Our net income for the three months ended September 30, 2001 was $1,036,000 compared to $975,000 for the three months ended September 30, 2000, representing an increase of $61,000 or 6.3%. The increase was primarily due to our share of improved property operations at the real estate facilities in which we have an interest and a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Property Operations
-------------------

         Rental income for our wholly-owned mini-warehouse properties was $164,000 compared to $157,000 for the three months ended September 30, 2001 and 2000, respectively, representing an increase of $7,000 or 4.5%. Cost of operations (including management fees) decreased $15,000 or 20.3%, to $59,000 from $74,000 for the three months ended September 30, 2001 and 2000, respectively. Accordingly, for our wholly-owned mini-warehouse properties, property net operating income increased by $22,000 or 26.5%, from $83,000 to $105,000 for the three months ended September 30, 2000 and 2001, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $978,000 in the three months ended September 30, 2001 as compared to $903,000 during the three months ended September 30, 2000, representing an increase of $75,000 or 8.3%. The increase was primarily due to our share of improved property operations at the real estate facilities in which we have an interest and a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Interest Income
---------------

         Interest income decreased by $30,000, from $53,000 for the three months ended September 30, 2000 to $23,000 for the three months ended September 30, 2001.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization decreased $1,000, from $39,000 to $38,000 for the three months ended September 30, 2000 and 2001, respectively.

Administrative
--------------

         Administrative expense increased $7,000, from $25,000 for the three months ended September 30, 2000 to $32,000 for the three months ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000:

         Our net income for the nine months ended September 30, 2001 was $2,963,000 compared to $2,500,000 for the nine months ended September 30, 2000, representing an increase of $463,000 or 18.5%. The increase was primarily due to our share of improved property operations at the real estate facilities in which we have an interest and a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Property Operations
-------------------

         Rental income for our wholly-owned mini-warehouse properties was $489,000 compared to $457,000 for the nine months ended September 30, 2001 and 2000, respectively, representing an increase of $32,000 or 7.0%. Cost of operations (including management fees) decreased $30,000 or 14.1%, to $183,000 from $213,000 for the nine months ended September 30, 2001 and 2000, respectively. Accordingly, for our wholly-owned mini-warehouse properties, property net operating income increased by $62,000 or 25.4%, from $244,000 to $306,000 for the nine months ended September 30, 2000 and 2001, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $2,785,000 in the nine months ended September 30, 2001 as compared to $2,395,000 during the nine months ended September 30, 2000, representing an increase of $390,000 or 16.3%. The increase was primarily due to our share of improved property operations at the real estate facilities in which we have an interest and a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Interest Income
---------------

         Interest income decreased by $21,000, from $131,000 for the nine months ended September 30, 2000 to $110,000 for the nine months ended September 30, 2001.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization decreased $5,000, from $115,000 to $110,000 for the nine months ended September 30, 2000 and 2001, respectively.

Administrative
--------------

         Administrative expense decreased by $27,000, from $155,000 for the nine months ended September 30, 2000 to $128,000 for the nine months ended September 30, 2001.

SUPPLEMENTAL PROPERTY DATA
--------------------------

         Most of our net income is from our share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate our operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000:

         Rental income for the Mini-Warehouse Properties was $3,412,000 compared to $3,281,000 for the three months ended September 30, 2001 and 2000, respectively, representing an increase of $131,000 or 4.0%. The increase in rental income was primarily attributable to increased rental rates at the Mini-Warehouse Properties. The annual average realized rent per occupied square foot for the Mini-Warehouse Properties was $8.84 compared to $8.51 for the three months ended September 30, 2001 and 2000, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties remained stable at 92% for the three months ended September 30, 2000 and 2001, respectively. Cost of operations (including management fees) increased $13,000 or 1.0%, to $1,295,000 from $1,282,000 for the three months ended September 30, 2001 and 2000, respectively. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $118,000 or 5.9%, from $1,999,000 to $2,117,000 for the three months ended September 30, 2000 and 2001, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000:

         Rental income for the Mini-Warehouse Properties was $9,885,000 compared to $9,532,000 for the nine months ended September 30, 2001 and 2000, respectively, representing an increase of $353,000 or 3.7%. The increase in rental income was primarily attributable to increased rental rates partially offset by decreased average occupancy rates at the Mini-Warehouse Properties. The annual average realized rent per square foot for the Mini-Warehouse Properties was $8.74 compared to $8.27 for the nine months ended September 30, 2001 and 2000, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties decreased from 91% to 90% for the nine months ended September 30, 2000 and 2001, respectively. Cost of operations (including management fees) increased $8,000 or 0.2%, to $3,805,000 from $3,797,000 for the nine months ended September 30, 2001 and 2000, respectively. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $345,000, or 6.0%, from $5,735,000 to $6,080,000 for the nine months ended
September 30, 2000 and 2001, respectively.

Liquidity and Capital Resources
-------------------------------

         We have adequate sources of cash to finance operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations and distributions from real estate entities ($4,226,000 for the nine months ended September 30, 2001) has been sufficient to meet all our current obligations.

         Total capital improvements for the nine months ended September 30, 2001 with respect to our wholly-owned properties was $15,000.

         We paid distributions to the limited and general partners totaling $4,456,000 ($29.71 per unit) and $545,000, respectively, during the first nine months of 2001. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                           DATED:   November 13, 2001



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