Form 10-K405
period 2001-12-31
PS PARTNERS VI LTD
filed 2002-03-29
CIK 773281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2001
                          -----------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                      to
                               --------------------    --------------------

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

         PSI's current relationship with the Partnership includes (i) the joint ownership of 30 of the Partnership's 32 properties (which excludes the properties transferred to PSBPLP in January 1997), (ii) PSI is a co-general partner along with Hughes, who is chairman of the board and chief executive officer of PSI, (iii) as of January 1, 2002, PSI owned approximately 63.1% of the Partnership's limited partnership units and (iv) PSI is the operator of the 32 properties in which the Partnership has an interest (these 32 properties are referred to collectively hereinafter as the "Mini-Warehouse Properties").

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

         Economies of scale: PSI is the largest provider of mini-warehouse space in the industry. As of December 31, 2001, PSI operated 1,414 mini-warehouse facilities (including 30 managed for third parties) in 37 states and had over 659,000 spaces rented. The size and scope of the PSI's operations have enabled it to achieve a consistently high level of profit margins and low level of administrative costs relative to revenues.

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

INVESTMENTS IN FACILITIES
-------------------------

         The Partnership owns interests in 32 properties (excluding the properties transferred to PSBPLP in January 1997); 30 of such properties are owned by the Joint Venture. Reference is made to the table in Item 2 for a summary of information about properties owned by the Partnership.

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

OTHER BUSINESS ACTIVITIES
-------------------------

         A Corporation that reinsures policies against losses to goods stored by tenants in PSI's storage facilities was purchased by PSI from Mr. Hughes and members of his family (the "Hughes Family") on December 31, 2001. We believe that the availability of insurance reduces our potential liability to tenants for losses to their goods from theft or destruction. This Corporation receives the premiums and bears the risks associated with the re-insurance.

         A subsidiary of PSI sells locks and boxes and rents trucks to the general public and tenants to be used in securing their spaces and moving their goods. We believe that the availability of locks and boxes for sale and the rental of trucks promote the rental of spaces.

EMPLOYEES
---------

         There are approximately 110 persons who render services on behalf of the Partnership and the Joint Venture. These persons include resident managers, assistant managers, relief managers, district managers, and administrative personnel. Some of these employees may be employed on a part time basis and may also be employed by other persons, partnerships, REITs, or other entities owning facilities operated by PSI or PSBPLP.

ITEM 1A. Risk Factors.
         ------------

         In addition to the other information in our Form 10-K, you should consider the following factors in evaluating the Partnership:

PUBLIC STORAGE CONTROLS US.

         Public Storage owns approximately 63.1% of our outstanding limited partnership units and is our general partner. Consequently, Public Storage controls matters submitted to a vote of our unitholders, including amending our organizational documents, dissolving the Partnership and approving other extraordinary transactions.

SINCE OUR BUSINESS CONSISTS PRIMARILY OF ACQUIRING AND OPERATING REAL ESTATE, WE ARE SUBJECT TO REAL ESTATE OPERATING RISKS.

         The value of our investments may be reduced by general risks of real estate ownership. Since we derive substantially all of our income from real estate operations, we are subject to the general risks of owning real estate-related assets, including:

     o   lack of demand for rental spaces or units in a locale;

     o   changes in general economic or local conditions;

     o changes in supply of or demand for similar or competing facilities in an area;

     o   the impact of environmental protection laws;

     o changes in interest rates and availability of permanent mortgage funds which may render the sale or financing of a property difficult or unattractive; and

     o   changes in tax, real estate and zoning laws.

         There is significant competition among self-storage facilities. All of the properties the Partnership has an interest in are self-storage facilities. Competition in the market areas in which many of our properties are located is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in certain market areas in which we operate.

         We may incur significant environmental costs and liabilities. As an owner of real properties, under various federal, state and local environmental laws, we are required to clean up spills or other releases of hazardous or toxic substances on or from our properties. Certain environmental laws impose liability whether or not the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. In some cases, liability may not be limited to the value of the property. The presence of these substances, or the failure to properly remediate any resulting contamination, also may adversely affect the owner's or operator's ability to sell, lease or operate its property or to borrow using its property as collateral.

         We have conducted preliminary environmental assessments on most of the properties the Partnership has an interest in to evaluate the environmental condition of, and potential environmental liabilities associated with, our properties. These assessments generally consist of an investigation of environmental conditions at the property (not including soil or groundwater sampling or analysis), as well as a review of available information regarding the site and publicly available data regarding conditions at other sites in the vicinity. In connection with these property assessments, our operations and recent property acquisitions, we have become aware that prior operations or activities at some facilities or from nearby locations have or may have resulted in contamination to the soil or groundwater at these facilities. In this regard, some of our facilities are or may be the subject of federal or state environment investigations or remedial actions. Although we cannot provide any assurance, based on the preliminary environmental assessments, we believe we have funds available to cover any liability from environmental contamination or potential contamination and we are not aware of any environmental contamination of our facilities material to our overall business, financial condition or results of operation.

ITEM 2.  Properties.
         ----------

         The following table sets forth information as of December 31, 2001 about properties owned by the Partnership:

                                          Net               Number
                                        Rentable              of                Date of                Ownership
Location                              Square Feet           Spaces            Acquisition              Percentage
------------------------------      ---------------        --------          -------------            ------------
ALABAMA
Anniston
   Whiteside                              25,100               234             10-01-86                  76.2%
Birmingham
   Bessemer - Midfield                    19,100               280             10-01-86                  76.2
Birmingham
   Centerpoint Rd.                        41,600               329             10-01-86                  76.2
Birmingham
   Gadson Highway -
   Roebuck Plaza                          20,800               190             10-01-86                  76.2
Birmingham
   Lorna Rd.- Hoover                      35,400               320             10-01-86                  76.2
Birmingham
   Mini-warehouse
   Rd.- Riverchase                        53,900               460             10-01-86                  76.2
Birmingham
   Oporto-Eastwood                        36,600               257             10-01-86                  76.2
Birmingham
   Oxmoor Blvd.
   Greensprings                           39,100               338             10-01-86                  76.2
Birmingham
   Pebble Creek - Forestdale              30,000               300             10-01-86                  76.2
Birmingham
   27th Place S. - Highland               19,600               264             10-01-86                  76.2
Huntsville
   Drake                                  43,400               362             10-01-86                  76.2
Huntsville
   Leeman                                 43,800               395             10-01-86                  76.2

CALIFORNIA
Fremont
   Peralta                                39,100               415             10-24-86                  70.0
Sacramento
   Franklin Blvd.                         49,600               521             05-29-86                  67.6
West Los Angeles
   Purdue Ave.                            51,000               637             07-01-86                  50.0

                                       7

                                          Net               Number
                                        Rentable              of                Date of                Ownership
Location                              Square Feet           Spaces            Acquisition              Percentage
------------------------------      ---------------        --------          -------------            ------------
GEORGIA
Jonesboro
   Jonesboro Rd.                          33,400               274             10-23-86                  50.0%

KANSAS
Kansas City
   So. 44th                               76,900               583             09-10-86                  72.7


MARYLAND
Capitol Heights
   Central Ave.                           54,400               632             07-15-86                  50.0
Laurel
   Ft. Meade Rd.                          35,100               475             08-20-86                  50.0

MICHIGAN
Pontiac
   Dixie Hwy.                             60,400               544             07-01-86                  70.0

MISSOURI
St. Louis
   Kirkham                                30,600               382             04-10-86                  57.4
St. Louis
   Reavis Barracks                        29,100               317             04-10-86                  57.4

TEXAS
Fort Worth
   East Loop                              36,100               314             04-10-86                 100.0
Houston
   Fairdale                              118,700             1,193             10-01-86                  70.0
Houston
   Glenvista                              59,200               619             10-01-86                  70.0
Houston
   Gulfton                               103,600               882             10-01-86                  70.0
Houston
   N. Freeway                             96,300               874             10-01-86                  70.0
Houston
   Rogerdale                             114,700             1,005             10-01-86                  70.0
Houston
   S. Gessner                            111,100             1,008             10-01-86                  70.0
Houston
   West Park                              52,200               418             10-01-86                  70.0
Richland Hills
   Baker Blvd.                            55,800               408             06-24-86                  50.0

UTAH
West Valley
   So. 3600 St.                           65,900               526             06-10-86                 100.0

                                       8

         The weighted average occupancy level for the Mini-Warehouse Properties was 91% in 2000 and 90% in 2001. The annual average realized rent per square foot for the Mini-Warehouse Properties was $8.88 in 2001 compared to $8.35 in 2000.

ITEM 3.  Legal Proceedings.
         -----------------

         No material legal proceeding is pending against the Partnership and the Joint Venture.

ITEM 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of 2001.

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

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 2001, there were approximately 2,356 record holders of Units.

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

ITEM 6.  Selected Financial Data.
         -----------------------

                                                                  For the Years Ended December 31,
                                              --------------------------------------------------------------------------
                                                 2001            2000            1999            1998            1997
                                              ----------      ----------      ----------      ----------      ----------
                                                                (In thousands, except per Unit data)

Total Revenues                                  $4,653          $4,182          $3,586         $3,527          $3,186

Depreciation and amortization                      146             153             146            134             130

Net income                                       4,102           3,558           3,030          2,985           2,680

   Limited partners' share                       3,447           3,127           2,445          2,558           2,158

   General partners' share                         655             431             585            427             522

Limited partners'
   per unit data (a)

   Net income                                   $22.98          $20.85          $16.30         $17.05          $14.39

   Cash distributions  (b)                      $36.84          $23.80          $33.30         $23.80          $29.74

As of December 31,
------------------

Cash and cash equivalents                       $2,393          $3,198          $2,092         $2,388          $1,144

Total assets                                   $32,717         $34,725         $35,177        $37,702         $38,715

---------

(a) Limited Partners' per unit data is based on the weighted average number of units outstanding during the period (150,000 units).

(b) The General Partners distributed, concurrent with the distribution for the fourth quarter of 1997, a portion of the operating reserve estimated to be $5.94 per Unit. The General Partners distributed, concurrent with the distribution for the first quarter of 1999, a portion of the operating reserve estimated to be $9.50 per Unit. The General Partners distributed, concurrent with the distribution for the second quarter of 2001, a portion of the operating reserve estimated to be $9.50 per Unit.

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         --------------

FORWARD LOOKING STATEMENTS
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors described in Item 1A, "Risk Factors", include the impact of competition from new and existing storage and commercial facilities which could impact rents and occupancy levels at the Partnership's facilities; the Partnership's ability to evaluate, finance, and integrate acquired and developed properties into the Partnership's existing operations; the Partnership's ability to effectively compete in the markets in which it does business; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing real estate investment trusts and the impact of general economic conditions upon rental rates and occupancy levels at the Partnership's facilities.

CRITICAL ACCOUNTING POLICY - IMPAIRMENT OF LONG LIVED ASSETS
------------------------------------------------------------

         Substantially all of the Partnership's assets consist of investments in real estate assets. We annually evaluate our real estate investments for impairment. This evaluation includes identifying indicators of impairment. When indicators of impairment are present and the undiscounted future cash flows of the assets are less than the carrying amount, an impairment charge is recorded. The Partnership has determined at December 31, 2001 that no such impairments existed and, accordingly, no impairment charges have been recorded.

         The Financial Accounting Standards Board ("FASB") has recently issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets" ("SFAS 144"). This Statement addresses the procedures to be followed in evaluating and recording impairment losses with respect to long-lived assets. The Partnership will adopt this Statement in its fiscal year ended December 31, 2002, and expects that there will be no material impact from these statements with respect to impairment losses.

         However, future events could cause us to conclude that our real estate investments are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

RESULTS OF OPERATIONS
---------------------

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000:

         The Partnership's net income was $4,102,000 in 2001 compared to $3,558,000 in 2000, representing an increase of $544,000, or 15.3%. The increase is due primarily to the Partnership's share of an improvement in operations of the mini-warehouses in which the Partnership has an interest (the
"Mini-Warehouse Properties") and a decrease in depreciation allocated to the Partnership with respect to the joint venture.

         Property Operations: Rental income for the Partnership's wholly-owned mini-warehouse properties was $659,000 in 2001 compared to $605,000 during 2000, representing an increase of $54,000, or 8.9%. Cost of operations (including management fees) decreased $31,000, or 10.7%, to $260,000 in 2001 from $291,000 during 2000. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $85,000, or 27.1%, from $314,000 in 2000 to $399,000 in 2001.

         Equity in earnings of real estate entities: Equity in earnings of real estate entities was $3,801,000 in 2001 as compared to $3,395,000 during 2000, representing an increase of $406,000, or 12.0%. The increase is due primarily to the Partnership's share of an improvement in operations of the Mini-Warehouse Properties and a decrease in depreciation allocated to the Partnership with respect to the joint venture.

         Depreciation and Amortization: Depreciation and amortization attributable to the Partnership's wholly-owned mini-warehouse properties decreased $7,000, or 4.6% from $153,000 in 2000 to $146,000 during 2001.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999:

         The Partnership's net income was $3,558,000 in 2000 compared to $3,030,000 in 1999, representing an increase of $528,000, or 17.4%. The increase is due primarily to a decrease in depreciation allocated to the Partnership with respect to the Joint Venture, offset by a decrease in the Partnership's share of a decrease in operations of the Mini-Warehouse Properties.

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

         Equity in earnings of real estate entities: Equity in earnings of real estate entities was $3,801,000 in 2001 as compared to $3,395,000 during 2000, representing an increase of $406,000, or 12.0%. The increase is due primarily to a decrease in depreciation allocated to the Partnership with respect to the Joint Venture, offset by a decrease in the Partnership's share of a decrease in operations of the mini-warehouses in which the Partnership has an interest.

         Depreciation and Amortization: Depreciation and amortization attributable to the Partnership's wholly-owned mini-warehouse properties decreased $7,000, or 4.6% from $153,000 in 2000 to $146,000 during 2001. This decrease was primarily attributable to the depreciation of capital expenditures made during 1999 and 2000.

SUPPLEMENTAL PROPERTY DATA

         During 2001 and 2000, a majority of the Partnership's net income was from the Partnership's share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate the Partnership's operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

         Year ended December 31, 2001 compared to the year ended December 31, 2000: Rental income for the Mini-Warehouse Properties was $13,355,000 in 2001 compared to $12,766,000 during 2000, representing an increase of $589,000, or 4.6%. The increase in rental income was primarily attributable to increased rental rates. The annual average realized rent per square foot was $8.88 in 2001 compared to $8.35 in 2000. The weighted average occupancy levels decreased from 91% in 2000 to 90% in 2001. Cost of operations (including management fees) increased $13,000, or 0.3%, to $5,197,000 during 2001 from $5,184,000 in 2000.
This increase was primarily attributable to increases in advertising and promotion. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $576,000, or 7.6%, from $7,582,000 in 2000 to $8,158,000 during 2001.

         Year ended December 31, 2000 compared to the year ended December 31, 1999: Rental income for the Mini-Warehouse Properties was $12,766,000 in 2000 compared to $12,608,000 during 1999, representing an increase of $158,000, or 1.3%. The increase in rental income was primarily attributable to increased rental rates. The annual average realized rent per square foot was $8.35 in 2000 compared to $8.16 in 1999. The weighted average occupancy levels decreased from 92% in 1999 to 91% in 2000. Cost of operations (including management fees) increased $243,000, or 4.9%, to $5,184,000 during 2000 from $4,941,000 in 1999.
This increase was primarily attributable to increases in advertising, property tax and repairs and maintenance. Accordingly, for the Mini-Warehouse Properties, property net operating income decreased by $85,000, or 1.1%, from $7,667,000 in 1999 to $7,582,000 during 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily by internally generated cash from property operations and distributions from Real Estate Entities combined with cash on hand at December 31, 2001 of $2,393,000.

         Cash flows from operating activities and distributions from Real Estate ($5,422,000 for the year ended December 31, 2001) have been sufficient to meet all current obligations of the Partnership. Total capital improvements for the Partnership's wholly-owned properties were $25,000, $12,000, and $69,000 in 2001, 2000, and 1999, respectively. During 2002, the Partnership anticipates approximately $43,000 of capital improvements to the Partnership's wholly-owned properties.

                  Total distributions paid to the General Partners and the Limited Partners (including per Unit amounts) for 2001 and prior years were as follows:

                                      Total                  Per Unit
                                    ----------                 ------
         2001                       $6,202,000                 $36.84
         2000                        4,005,000                  23.80
         1999                        5,606,000                  33.30
         1998                        4,007,000                  23.80
         1997                        5,007,000                  29.74
         1996                        4,008,000                  23.80
         1995                        4,007,000                  23.80
         1994                        4,007,000                  23.80
         1993                        3,265,000                  19.40
         1992                        3,026,000                  17.97
         1991                        4,041,000                  24.00
         1990                        3,523,000                  20.93
         1989                        3,368,000                  20.00
         1988                        3,629,000                  21.55
         1987                        4,418,000                  26.25
         1986                        3,544,000                  24.87

         The Partnership, in prior years, made distributions based on anticipated operating cash flows. The General Partners distributed, concurrently with the distributions for the fourth quarter of 1991, a portion of the operating reserve of the Partnership and adjusted the on-going distribution level. The operating reserve that was distributed was estimated at $4.00 per Unit. The 1997 distribution includes a special distribution of cash reserves of approximately $5.94 per Unit. The 1999 distribution includes a special distribution of cash reserves of approximately $9.50 per Unit. The General Partners distributed, concurrent with the distribution for the second quarter of 2001, a portion of the operating reserve estimated to be $9.50 per Unit. Future distribution levels will be based on cash available for distributions (cash flow from all sources, less cash necessary for capital improvement needs and to establish reserves).

ITEM 7A. Quantitative and Qualitative Disclosures about  Market Risk.
         -----------------------------------------------------------

         None.

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

         The Partnership's General Partners are PSI and B. Wayne Hughes. PSI, acting through its directors and executive officers, and Mr. Hughes manage and make investment decisions for the Partnership. The Mini-Warehouse Properties are managed by PSI pursuant to a Management Agreement. Through 1996, the business parks owned by the Joint Venture were managed by a predecessor of PSBPLP, pursuant to a Management Agreement. In January 1997, the Joint Venture transferred its business parks to PSBPLP in exchange for a partnership interest in PSBPLP.

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

       Name                                 Positions with PSI
------------------------     -------------------------------------------------
B. Wayne Hughes              Chairman of the Board and Chief Executive Officer
Harvey Lenkin                President and Director
Marvin M. Lotz               Senior Vice President and Director
B. Wayne Hughes, Jr.         Vice President and Director
John Reyes                   Senior Vice President and Chief Financial Officer
Carl B. Phelps               Senior Vice President and General Counsel
Bahman Abtahi                Senior Vice President
W. David Ristig              Senior Vice President
Anthony Grillo               Senior Vice President
A. Timothy Scott             Senior Vice President and Tax Counsel
David P. Singelyn            Vice President and Treasurer
Robert J. Abernethy          Director
Dann V. Angeloff             Director
William C. Baker             Director
Thomas J. Barrack Jr.        Director
Uri P. Harkham               Director
Daniel C. Staton             Director

         B. Wayne Hughes, age 68, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes has been active in the real estate investment field for over 30 years. He is the father of B. Wayne Hughes, Jr.

         Harvey Lenkin, age 65, has been employed by PSI for 24 years and became President and a director of PSI in November 1991. Mr. Lenkin has been a director of PS Business Parks, Inc. ("PSBP"), an affiliated REIT, since March 16, 1998 and was President of PSBP (formerly Public Storage Properties XI, Inc.) from 1990 until March 16, 1998. He is a member of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT).

         Marvin M. Lotz, age 59, became a director of PSI in May 1999. Mr. Lotz has been a Senior Vice President of the Company since November 1995 and President of the Property Management Division since 1988 with overall responsibility for Public Storage's mini-warehouse operations. He had overall responsibility for the Company's property acquisitions from 1983 until 1988.

         B. Wayne Hughes, Jr., age 42 became a director of PSI in January 1998. He has been employed by the Company since 1989 and has been a Vice President - Acquisitions of PSI since 1992. Mr. Hughes, Jr. is involved in the coordination and direction of PSI's acquisition and development activities and is also the president of a firm that manufactures and distributes sweets. He is the son of
B. Wayne Hughes.

         John Reyes, age 41, a certified public accountant, joined PSI in 1990 and was Controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         Carl B. Phelps, age 63, became a Senior Vice President of PSI in January 1998 with overall responsibility for property acquisition and development until April 2001 when he became General Counsel. From June 1991 until joining PSI, he was a partner in the law firm of Andrews & Kurth, L.L.P., which performed legal services for PSI. From December 1982 through May 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         Bahman Abtahi, age 58, joined the Company in July 1996 and was Senior Vice-President - Construction and Development of the Real Estate Division and a Vice President of the Company until May 2000 when he became a Senior Vice President of the Company. Mr. Abtahi had responsibility for all of Public Storage's construction and maintenance activities until April 2001 when he was made responsible for special projects. Prior to joining the Company, he was a management consultant.

         W. David Ristig, age 53, rejoined the Company in August 1995 and was a Vice President of the Company until May 2000 when he became a Senior Vice President of the Company. Mr. Ristig is responsible for the Company's land acquisition and construction program. He was previously employed by the Company from 1980 until 1984 and from 1986 until 1990 and was involved in property acquisition and development. From 1990 until August 1995, Mr. Ristig held positions as a loan officer with three companies in the mortgage banking industry.

         Anthony Grillo, age 46, became a Senior Vice President of the Company in November 2001. Mr. Grillo has been employed by the Company or a predecessor since 1981, and is currently Executive Vice President of the Property Management Division. Previously, Mr. Grillo held various other management positions in the Company's property management operations.

         A. Timothy Scott, age 50, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         David P. Singelyn, age 40, a certified public accountant, has been employed by PSI since 1989 and became Vice President and Treasurer of PSI in November 1995. From 1987 to 1989, Mr. Singelyn was Controller of Winchell's Donut Houses, L.P.

         Robert J. Abernethy, age 62, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses, since 1976 and 1977, respectively. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of trustees of Johns Hopkins University, a director of Marathon National Bank and a California Transportation Commissioner. Mr. Abernethy is a former member of the board of directors of the Los Angeles County Metropolitan Transportation Authority and the Metropolitan Water District of Southern California and a former Planning Commissioner and Telecommunications Commissioner and former Vice-Chairman of the Economic Development Commission of the City of Los Angeles.

         Dann V. Angeloff, age 66, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of AremisSoft Corporation, Balboa Capital Corporation, Nicholas/Applegate Growth Equity Fund, ReadyPac Produce, Inc., Royce Medical Company and xDimentional Technologies, Inc. He was a director of SPI from 1989 until June 1996.

         William C. Baker, age 68, became a director of PSI in November 1991. Since 1970, Mr. Baker has been a partner in Baker & Simpson, a private investment entity. From August 1998 through April 2000, he was President and Treasurer of Meditrust Operating Company, a real estate investment trust. From April 1996 to December 1998, Mr. Baker was Chief Executive Officer of Santa Anita Companies which then operated the Santa Anita Racetrack. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. From January 1992 through December 1995 he was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1991 to 1999, he was Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, he was a principal shareholder, Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company, Meditrust Operating Company and Meditrust Corporation.

         Thomas J. Barrack, Jr., age 54, became a director of PSI in February 1998. Mr. Barrack has been the Chairman and Chief Executive Officer of Colony Capital, Inc. since September, 1991. Colony Capital, Inc. is one of the largest real estate investors in America, having acquired properties in the U.S., Europe and Asia. Prior to founding Colony Capital, Inc., from 1987 to 1991, Mr. Barrack was a principal with the Robert M. Bass Group, Inc., the principal investment vehicle for Robert M. Bass of Fort Worth, Texas. From 1985 to 1987, Mr. Barrack was President of Oxford Ventures, Inc., a Canadian-based real estate development company. From 1984 to 1985 he was a Senior Vice President at E. F. Hutton Corporate Finance in New York. Mr. Barrack was appointed by President Ronald Reagan as Deputy Under Secretary at the U.S. Department of the Interior from 1982 to 1983. Mr. Barrack currently is a director of Continental Airlines, Inc. and Kennedy-Wilson, Inc.

         Uri P. Harkham, age 53, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles.

         Daniel C. Staton, age 49, became a director of PSI on March 12, 1999 in connection with the merger of Storage Trust Realty, a real estate investment trust, with PSI. Mr. Staton was Chairman of the Board of Trustees of Storage Trust Realty from February 1998 until March 12, 1999 and a Trustee of Storage Trust Realty from November 1994 until March 12, 1999. He is President of Walnut Capital Partners, an investment and venture capital company. Mr. Staton was the Chief Operating Officer and Executive Vice President of Duke Realty Investments, Inc. from 1993 to 1997 and a director of Duke Realty Investments, Inc. from 1993 until August 1999. From 1981 to 1983, Mr. Staton was a principal owner of Duke Associates, the predecessor of Duke Realty Investments, Inc. Prior to joining Duke Associates in 1981, he was a partner and general manager of his own moving company, Gateway Van & Storage, Inc. in St. Louis, Missouri. Form 1986 to 1988, Mr. Staton served as president of the Greater Cincinnati Chapter of the National Association of Industrial and Office Parks.

         Pursuant to Articles 16 and 17 of the Partnership's Amended Certificate and Agreement of Limited Partnership (the "Partnership Agreement"), a copy of which is included in the Partnership's prospectus included in the Partnership's Registration Statement, File No. 2-92009, each of the General Partners continues to serve until (i) death, insanity, insolvency, bankruptcy or dissolution, (ii) withdrawal with the consent of the other general partner and a majority vote of the limited partners, or (iii) removal by a majority vote of the limited partners.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

         (a) At March 15, 2002, PSI beneficially owned more than 5% or more of the Units of the Partnership:

      Title                                                        Amount of              Percent
       of                      Name and Address of                 Beneficial               of
      Class                     Beneficial Owner                   Ownership               Class
------------------         --------------------------         ------------------       -------------
Units of Limited           Public Storage, Inc.
Partnership                701 Western Avenue
Interest                   Glendale, CA 91201 (1)              94,698 Units (1)         63.1% (1)

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

         The Partnership owns interests in 32 properties (which exclude the properties transferred to PSBPLP in January 1997); 30 of such properties are held in a general partnership comprised of the Partnership and PSI. Under the terms of the partnership agreement relating to the ownership of the properties, PSI has the right to compel a sale of each property at any time after seven years from the date of acquisition at not less than its independently determined fair market value provided the Partnership receives its share of the net sales proceeds solely in cash. As of December 31, 2001, PSI has the right to require the Partnership to sell all of the Joint Venture's properties on these terms.

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

         During 2001, approximately $620,000 was paid to PSI with respect to items 1, 2, and 3 above. The Partnership owns interests in 32 properties (which exclude the properties transferred to PSBPLP in January 1997); 30 of such properties are held in a general partnership comprised of the Partnership and PSI.

         The Partnership and the Joint Venture have a Management Agreement with PSI pursuant to which the Partnership and the Joint Venture pay PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership and the Joint Venture. During 2001, the Partnership and the Joint Venture paid fees of $801,000 to PSI pursuant to the Management Agreement.

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

                                  PS PARTNERS VI, LTD.
                                  a California Limited Partnership
Dated:  March 29, 2002            By: Public Storage, Inc., General Partner

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

                Signature                                        Capacity                                    Date
------------------------------------        ----------------------------------------------           --------------------
/s/ B. Wayne Hughes                         Chairman of the Board and Chief                             March 29, 2002
------------------------------------        Executive Officer of Public Storage, Inc. and
B. Wayne Hughes                             General Partner (principal executive officer)


/s/ Harvey Lenkin                           President and Director                                      March 29, 2002
------------------------------------        of Public Storage, Inc.
Harvey Lenkin

/s/ Marvin M. Lotz                          Senior Vice President and Director                          March 29, 2002
------------------------------------        of Public Storage, Inc.
Marvin M. Lotz

/s/ B. Wayne Hughes, Jr.                    Vice President and Director                                 March 29, 2002
------------------------------------        of Public Storage, Inc.
B. Wayne Hughes, Jr.

/s/ John Reyes                              Senior Vice President and Chief Financial Officer           March 29, 2002
------------------------------------        of Public Storage, Inc. (principal financial
John Reyes                                  officer and principal accounting officer)

/s/ Robert J. Abernethy                     Director of Public Storage, Inc.                            March 29, 2002
------------------------------------
Robert J. Abernethy

                                            Director of Public Storage, Inc.
------------------------------------
Dann V. Angeloff

                                            Director of Public Storage, Inc.
------------------------------------
William C. Baker

                                            Director of Public Storage, Inc.
------------------------------------
Thomas J. Barrack, Jr.

/s/ Uri P. Harkham                          Director of Public Storage, Inc.                            March 29, 2002
------------------------------------
Uri P. Harkham

/s/ Daniel C. Staton                        Director of Public Storage, Inc.                            March 29, 2002
------------------------------------
Daniel C. Staton

                              PS PARTNERS VI, LTD.
                        a California Limited Partnership

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                  (Item 14 (a))

                                                                      Page
                                                                   References
PS Partners VI, Ltd.
     Report of Independent Auditors                                    F-1
     Financial Statements and Schedule:
       Balance Sheets as of December 31, 2001 and 2000                 F-2
       For the years ended December 31, 2001, 2000 and 1999:
          Statements of Income                                         F-3
          Statements of Partners' Equity                               F-4
          Statements of Cash Flows                                     F-5
       Notes to Financial Statements                                F-6 - F-11
       Schedule
          Schedule III - Real Estate and Accumulated Depreciation  F-12 - F-13

Financial Statements of 50 percent or less owned persons required pursuant to Rule 3-09:

     PS Business Parks, Inc. - PS Business Parks, Inc. is a registrant with the Securities and Exchange Commission and its filings can be accessed through the Securities and Exchange Commission.

     SEI/PSP VI Joint Ventures
         Report of Independent Auditors                                F-14
         Financial Statements:
         Balance Sheets as of December 31, 2001 and 2000               F-15
           For the years ended December 31, 2001, 2000 and 1999:
              Statements of Income                                     F-16
              Statements of Partners' Equity                           F-17
              Statements of Cash Flows                                 F-18
         Notes to Financial Statements                             F-19 - F-23
         Schedule
              Schedule III - Real Estate and Accumulated
                             Depreciation                          F-24 - F-26

         All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

                         Report of Independent Auditors



The Partners
PS Partners VI, Ltd., a California Limited Partnership


We have audited the balance sheets of PS Partners VI, Ltd., a California Limited Partnership, as of December 31, 2001 and 2000 and the related statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PS Partners VI, Ltd., a California Limited Partnership, at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.







                                                               ERNST & YOUNG LLP



March 23, 2002
Los Angeles, California

                              PS PARTNERS VI, LTD.
                        a California Limited Partnership
                                 BALANCE SHEETS
                           December 31, 2001 and 2000


                                                                                        2001               2000
                                                                                 ---------------------------------------

                                     ASSETS

Cash and cash equivalents                                                          $      2,393,000   $      3,198,000

Rent and other receivables                                                                   87,000              5,000

Real estate facilities, at cost:
     Land                                                                                   404,000            404,000
     Buildings and equipment                                                              2,924,000          2,899,000
                                                                                 ---------------------------------------
                                                                                          3,328,000          3,303,000

     Less accumulated depreciation                                                       (1,859,000)        (1,713,000)
                                                                                 ---------------------------------------
                                                                                          1,469,000          1,590,000

Investment in real estate entities                                                       28,761,000         29,923,000

Other assets                                                                                  7,000              9,000
                                                                                 ---------------------------------------

                                                                                   $     32,717,000   $     34,725,000
                                                                                 =======================================


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                                   $        210,000   $        116,000

Advance payments from renters                                                                 9,000             11,000

Partners' equity:
     Limited partners' equity, $500 per unit, 150,000
         units authorized, issued and outstanding                                        32,076,000         34,155,000
     General partners' equity                                                               422,000            443,000
                                                                                 ---------------------------------------

             Total partners' equity                                                      32,498,000         34,598,000
                                                                                 ---------------------------------------

                                                                                   $     32,717,000   $     34,725,000
                                                                                 =======================================

                            See accompanying notes.
                                      F-2

                              PS PARTNERS VI, LTD.
                        a California Limited Partnership
                              STATEMENTS OF INCOME
              For the years ended December 31, 2001, 2000 and 1999


                                                                    2001                2000               1999
                                                             -----------------------------------------------------------

REVENUE:

Rental income                                                   $       659,000     $       605,000    $       585,000
Equity in earnings of real estate entities                            3,801,000           3,395,000          2,887,000
Interest income                                                         193,000             182,000            114,000
                                                             -----------------------------------------------------------
                                                                      4,653,000           4,182,000          3,586,000
                                                             -----------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                      221,000             255,000            237,000
Management fees                                                          39,000              36,000             35,000
Depreciation and amortization                                           146,000             153,000            146,000
Administrative                                                          145,000             180,000            138,000
                                                             -----------------------------------------------------------
                                                                        551,000             624,000            556,000
                                                             -----------------------------------------------------------

NET INCOME                                                      $     4,102,000     $     3,558,000    $     3,030,000
                                                             ===========================================================

Limited partners' share of net income
     ($22.98, $20.85 and $16.30 per unit in
     2001, 2000 and 1999 respectively)                          $     3,447,000     $     3,127,000    $     2,445,000
General partners' share of net income                                   655,000             431,000            585,000
                                                             -----------------------------------------------------------
                                                                $     4,102,000     $     3,558,000    $     3,030,000
                                                             ===========================================================

                            See accompanying notes.
                                      F-3

                              PS PARTNERS VI, LTD.
                        a California Limited Partnership
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 2001, 2000 and 1999


                                                                   Limited            General
                                                                  Partners            Partners             Total
                                                             -----------------------------------------------------------

Balances at December 31, 1998                                   $    37,148,000     $       473,000    $    37,621,000

Net income                                                            2,445,000             585,000          3,030,000

Distributions                                                        (4,995,000)           (611,000)        (5,606,000)
                                                             -----------------------------------------------------------

Balances at December 31, 1999                                        34,598,000             447,000         35,045,000

Net income                                                            3,127,000             431,000          3,558,000

Distributions                                                        (3,570,000)           (435,000)        (4,005,000)
                                                             -----------------------------------------------------------

Balances at December 31, 2000                                        34,155,000             443,000         34,598,000

Net income                                                            3,447,000             655,000          4,102,000

Distributions                                                        (5,526,000)           (676,000)        (6,202,000)
                                                             -----------------------------------------------------------

Balances at December 31, 2001                                   $    32,076,000     $       422,000    $    32,498,000
                                                             ===========================================================

See accompanying notes.
                                      F-4

                              PS PARTNERS VI, LTD.
                        a California Limited Partnership
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2001, 2000 and 1999


                                                                       2001              2000               1999
                                                                --------------------------------------------------------
Cash flows from operating activities:

     Net income                                                  $      4,102,000   $      3,558,000  $      3,030,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                    146,000            153,000           146,000
         Increase in rent and other receivables                           (82,000)                 -            (2,000)
         Decrease (increase) in other assets                                2,000             (5,000)            1,000
         Increase (decrease) in accounts payable                           94,000             (6,000)           52,000
         (Decrease) increase in advance payments from renters              (2,000)             1,000            (1,000)
         Equity in earnings of real estate entities                    (3,801,000)        (3,395,000)       (2,887,000)
                                                                --------------------------------------------------------

         Total adjustments                                             (3,643,000)        (3,252,000)       (2,691,000)
                                                                --------------------------------------------------------

             Net cash provided by operating activities                    459,000            306,000           339,000
                                                                --------------------------------------------------------

Cash flows provided by investing activities:

         Distributions from real estate entities                        4,963,000          4,817,000         5,040,000
         Additions to real estate facilities                              (25,000)           (12,000)          (69,000)
                                                                --------------------------------------------------------

             Net cash provided by investing activities                  4,938,000          4,805,000         4,971,000
                                                                --------------------------------------------------------

Cash flows used in financing activities:

         Distributions to partners                                     (6,202,000)        (4,005,000)       (5,606,000)
                                                                --------------------------------------------------------

             Net cash used in financing activities                     (6,202,000)        (4,005,000)       (5,606,000)
                                                                --------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                     (805,000)         1,106,000          (296,000)

Cash and cash equivalents at the beginning of the period                3,198,000          2,092,000         2,388,000
                                                                --------------------------------------------------------

Cash and cash equivalents at the end of the period               $      2,393,000   $      3,198,000  $      2,092,000
                                                                ========================================================

                            See accompanying notes.
                                       F-5

                              PS PARTNERS VI, LTD.
                        a California Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


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

                  The Partnership has ownership interests in 32 properties in 9 states (collectively referred to as the "Mini-Warehouse Properties"), which exclude two properties transferred to PS Business Parks, L.P. ("PSBPLP") in January 1997. Thirty of the properties are owned by SEI/PSP VI Joint Ventures (the "Joint Venture"), a general partnership between the Partnership and PSI. The Partnership is the managing general partner of the Joint Venture, with ownership interests in the individual properties of the Joint Venture ranging from 50% to 76.2%.

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

         Cash Distributions
         ------------------

                  The Partnership Agreement provides for quarterly distributions of cash flow from operations (as defined). Cash distributions per limited partner unit were $36.84, $23.80 and $33.30 for 2001, 2000 and 1999, respectively.

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

         Recent Accounting Pronouncements and Guidance
         ---------------------------------------------

                  ACCOUNTING FOR BUSINESS COMBINATIONS

                  In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141, "Business Combinations," ("SFAS 141") which sets forth revised accounting guidance with respect to accounting for acquisitions of business enterprises. In accordance with the transition provisions of SFAS 141, the Partnership adopted the disclosure and accounting provisions of SFAS 141 on June 30, 2001 and the adoption had no effect on Partnership financial statements.

                  ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

                  In June 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") which addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination, which are addresses in SFAS 141) are to be accounted for. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In accordance with SFAS 142, the Partnership will adopt the provisions of SFAS No. 142 in its financial statements beginning with the year ending December 31, 2002. The adoption of the SFAS 142 will have no impact upon the Partnership's financial position or results of operations.

1.       Summary of Significant Accounting Policies and Partnership Matters
         ------------------------------------------------------------------
         (Continued)
         -----------

         Recent Accounting Pronouncements and Guidance (Continued)
         ---------------------------------------------------------

                  ACCOUNTING FOR THE IMPAIRMENT AND DISPOSAL OF LONG-LIVED
                  ASSETS

                  In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Partnership expects to adopt SFAS 144 on January 1, 2002, and does not expect that the adoption of the Statement will have a material impact upon the Partnership's financial position or results of operations.

2.       Real Estate Facilities
         ----------------------

                  In 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which requires impairment losses to be recorded on long-lived assets. We annually evaluate long-lived assets (including intangibles), by identifying indicators of impairment and, if such indicators exist, by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset's carrying amount. When indicators of impairment are present and the sum of the undiscounted cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset's current carrying value and its value based upon discounting its estimated future cash flows. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Such assets are to be reported at the lower of their carrying amount or fair value, less cost to sell. Our evaluations have indicated no impairment in the carrying amount of our assets.

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

3.       Investment in Real Estate Entities
         ----------------------------------

                 During 2001, 2000 and 1999, the Partnership recognized earnings from the Real Estate Entities of $3,801,000, $3,395,000 and $2,887,000,
         respectively, and received cash distributions totaling $4,963,000, $4,817,000 and $5,040,000, respectively from the Real Estate Entities. 2000 equity in earnings includes $175,000 representing the Partnership's share of a gain on sale of real estate investments recorded by PSBPLP.

3.       Investment in Real Estate Entities (Continued)
         ----------------------------------------------

                 The accounting policies of the Real Estate Entities are similar to that of the Partnership. Summarized combined financial data with respect to the Real Estate Entities are as follows:

                                                                2001                   2000
                                                        -------------------    -------------------

For the year ended December 31,
    Total revenues                                       $     184,427,000      $     164,245,000
    Minority interest in income                                 27,489,000             26,741,000
    Net income                                                  55,992,000             56,901,000

At December 31,
    Total assets, net of accumulated depreciation        $   1,224,871,000      $     987,107,000
    Total liabilities                                          211,602,000             61,330,000
    Total minority interest                                    359,891,000            306,478,000
    Total equity                                               653,378,000            619,299,000

                  The increase in the size of the combined financial position and operating results, respectively, of the Real Estate Entities for the year ended December 31, 2001 and at December 31, 2000, respectively, as compared to prior periods, is the result of the additional properties acquired by PSBPLP during 2000 and 2001.

                 Financial statements of the Joint Venture are filed with the Partnership's Form 10-K for 2001, in Item 14. PS Business Parks, Inc. is a registrant with the Securities and Exchange Commission, and its filings can be accessed through the Securities and Exchange Commission.

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

5.       Related Party Transactions
         --------------------------

                  The Partnership has a management agreement with PSI whereby PSI operates the Mini-Warehouse Properties for a fee equal to 6% of the facilities' monthly gross revenue (as defined). For 2001, 2000 and 1999, the Partnership paid PSI $39,000 $36,000 and $35,000, respectively, pursuant to this management agreement.

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

                  Unaudited taxable net income was $6,140,000, $4,168,000 and $2,982,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

8.       Supplementary Quarterly Financial Data (Unaudited)
         --------------------------------------------------

                                                       Three Months Ended
                               ------------------------------------------------------------------------------
                               March 31, 2001     June 30, 2001     September 30, 2001      December 31, 2001
                               --------------     --------------    ------------------      -----------------
Rental Income                  $      159,000     $      166,000      $       164,000        $       170,000
Cost of Operations             $       64,000     $       60,000      $        59,000        $        77,000
Net Income                     $      956,000     $      971,000      $     1,036,000        $     1,139,000
Net Income Per Unit            $         5.65     $         4.56      $          6.04        $          6.73

                                                       Three Months Ended
                               ------------------------------------------------------------------------------
                              March 31, 2000      June 30, 2000     September 30, 2000      December 31, 2000
                               --------------     --------------    ------------------      -----------------
Rental Income                  $      146,000     $      154,000      $       157,000        $       148,000
Cost of Operations             $       73,000     $       66,000      $        74,000        $        78,000
Net Income                     $      717,000     $      808,000      $       975,000        $     1,058,000
Net Income Per Unit            $         4.07     $         4.67      $          5.78        $          6.33

                              PS PARTNERS VI, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                        Costs
                                                            Initial Cost             subsequent
                                                  ---------------------------------to acquisition
    Date                                                             Building &      Building &
  Acquired                Description                  Land         Improvement     Improvements
---------------------------------------------------------------------------------------------------

    4/86      Fort Worth/East Loop                     $196,000        $804,000         $292,000
    6/86      West Valley/So. 3600                      208,000       1,552,000          276,000
                                                  -------------------------------------------------

                                                       $404,000      $2,356,000         $568,000
                                                  =================================================

                                                                       Gross Carrying Amount
                                                                       At December 31, 2001
                                                  ----------------------------------------------------------------
    Date                                                             Building &                     Accumulated
  Acquired                Description                  Land         Improvements       Total       Depreciation
------------------------------------------------------------------------------------------------------------------

    4/86      Fort Worth/East Loop                     $196,000       $1,096,000      $1,292,000        $693,000
    6/86      West Valley/So. 3600                      208,000        1,828,000       2,036,000       1,166,000
                                                  ----------------------------------------------------------------

                                                       $404,000       $2,924,000      $3,328,000      $1,859,000
                                                  ================================================================

                              PS PARTNERS VI, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)


(A) The following is a reconciliation of cost and related accumulated depreciation.

                                  Gross Carrying Cost Reconciliation

                                                                       Years Ended December 31,
                                                                 -------------------------------------
                                                                        2001              2000
                                                                 -------------------------------------

Balance at beginning of the period                                 $   3,303,000      $   3,291,000

Additions during the period:
     Improvements, etc.                                                   25,000             12,000
                                                                 -------------------------------------

Balance at the close of the period                                 $   3,328,000      $   3,303,000
                                                                 =====================================


                               Accumulated Depreciation Reconciliation

                                                                       Years Ended December 31,
                                                                 -------------------------------------
                                                                        2001              2000
                                                                 -------------------------------------

Balance at beginning of the period                                 $   1,713,000      $   1,560,000

Additions during the period:
     Depreciation                                                        146,000            153,000
                                                                 -------------------------------------

Balance at the close of the period                                 $   1,859,000      $   1,713,000
                                                                 =====================================

(B) The aggregate cost of real estate for Federal income tax purposes is $3,279,000 (unaudited).

                         Report of Independent Auditors

The Partners
SEI/PSP VI Joint Ventures


We have audited the balance sheets of the SEI/PSP VI Joint Ventures as of December 31, 2001 and 2000 and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Joint Ventures' management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the SEI/PSP VI Joint Ventures at December 31, 2001 and 2000, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                                               ERNST & YOUNG LLP



March 23, 2002
Los Angeles, CA

                            SEI/PSP VI JOINT VENTURES
                        a California Limited Partnership
                                 BALANCE SHEETS
                 For the years ended December 31, 2001 and 2000


                                                                                          2001               2000
                                                                                   --------------------------------------

                                      ASSETS

Cash and cash equivalents                                                            $       240,000     $       266,000

Rent and other receivables                                                                   314,000             110,000

Real estate facilities, at cost:
     Land                                                                                 17,214,000          17,214,000
     Buildings and equipment                                                              56,647,000          55,847,000
                                                                                   --------------------------------------
                                                                                          73,861,000          73,061,000

         Less accumulated depreciation                                                   (36,134,000)        (33,157,000)
                                                                                   --------------------------------------
                                                                                          37,727,000          39,904,000

Investment in real estate entity                                                          16,535,000          15,956,000

Other assets                                                                                 100,000             115,000
                                                                                   --------------------------------------

                                                                                     $    54,916,000     $    56,351,000
                                                                                   ======================================


                         LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                                     $       969,000     $     1,030,000

Advance payments from renters                                                                300,000             365,000

Partners' equity:
     PS Partners VI, Ltd.                                                                 28,761,000          29,923,000
     Public Storage, Inc.                                                                 24,886,000          25,033,000
                                                                                   --------------------------------------

Total partners' equity                                                                    53,647,000          54,956,000
                                                                                   --------------------------------------

                                                                                     $    54,916,000     $    56,351,000
                                                                                   ======================================

                            See accompanying notes.
                                      F-15

                            SEI/PSP VI JOINT VENTURES
                        a California Limited Partnership
                              STATEMENTS OF INCOME
              For the years ended December 31, 2001, 2000 and 1999


                                                                         2001              2000              1999
                                                                   ------------------------------------------------------

REVENUE:

Rental income                                                       $    12,696,000   $    12,161,000   $    12,023,000
Equity in earnings of real estate entity                                  1,340,000         1,450,000         1,183,000
                                                                   ------------------------------------------------------
                                                                         14,036,000        13,611,000        13,206,000
                                                                   ------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                        4,175,000         4,164,000         3,948,000
Management fees                                                             762,000           729,000           721,000
Depreciation and amortization                                             2,977,000         2,998,000         3,076,000
                                                                   ------------------------------------------------------
                                                                          7,914,000         7,891,000         7,745,000
                                                                   ------------------------------------------------------


NET INCOME                                                          $     6,122,000   $     5,720,000   $     5,461,000
                                                                   ======================================================


Partners' share of net income:
          PS Partners VI, Ltd.'s share                              $     3,801,000   $     3,395,000   $     2,887,000
          Public Storage Inc.'s share                                     2,321,000         2,325,000         2,574,000
                                                                   ------------------------------------------------------
                                                                    $     6,122,000   $     5,720,000   $     5,461,000
                                                                   ======================================================

                            See accompanying notes.
                                      F-16

                            SEI/PSP VI JOINT VENTURES
                        a California Limited Partnership
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 2001, 2000 and 1999


                                                                   PS Partners         Public Storage
                                                                    VI, Ltd.                Inc.                  Total
                                                              ------------------------------------------------------------------

Balances at December 31, 1998                                   $      33,498,000     $      24,940,000     $      58,438,000

Net income                                                              2,887,000             2,574,000             5,461,000

Distributions                                                          (5,040,000)           (2,428,000)           (7,468,000)
                                                              ------------------------------------------------------------------

Balances at December 31, 1999                                          31,345,000            25,086,000            56,431,000

Net income                                                              3,395,000             2,325,000             5,720,000

Distributions                                                          (4,817,000)           (2,378,000)           (7,195,000)
                                                              ------------------------------------------------------------------

Balances at December 31, 2000                                          29,923,000            25,033,000            54,956,000

Net income                                                              3,801,000             2,321,000             6,122,000

Distributions                                                          (4,963,000)           (2,468,000)           (7,431,000)
                                                              ------------------------------------------------------------------

Balances at December 31, 2001                                   $      28,761,000     $      24,886,000     $      53,647,000
                                                              ==================================================================

                            See accompanying notes.
                                      F-17

                            SEI/PSP VI JOINT VENTURES
                        a California Limited Partnership
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2001, 2000 and 1999


                                                                              2001            2000            1999
                                                                        -------------------------------------------------

Cash flows from operating activities:

Net income                                                                $   6,122,000    $   5,720,000   $   5,461,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                        2,977,000        2,998,000       3,076,000
         Increase in rent and other receivables                                (204,000)         (29,000)         (3,000)
         Decrease (increase) in other assets                                     15,000           (3,000)          1,000
         (Decrease) increase in accounts payable                                (61,000)          78,000          81,000
         Decrease in advance payments from renters                              (65,000)          (1,000)         (7,000)
         Equity in earnings of real estate entity                            (1,340,000)      (1,450,000)     (1,183,000)
                                                                        -------------------------------------------------

              Total adjustments                                               1,322,000        1,593,000       1,965,000
                                                                        -------------------------------------------------

              Net cash provided by operating activities                       7,444,000        7,313,000       7,426,000
                                                                        -------------------------------------------------

Cash flows used in  investing activities:

         Distributions from real estate entity                                  761,000          731,000         731,000
         Additions to real estate facilities                                   (800,000)        (743,000)       (784,000)
                                                                        -------------------------------------------------

              Net cash used in investing activities                             (39,000)         (12,000)        (53,000)
                                                                        -------------------------------------------------

Cash flows used in financing activities:

         Distributions to partners                                           (7,431,000)      (7,195,000)     (7,468,000)
                                                                        -------------------------------------------------

              Net cash used in financing activities                          (7,431,000)      (7,195,000)     (7,468,000)
                                                                        -------------------------------------------------

Net (decrease) increase in cash and cash equivalents                            (26,000)         106,000         (95,000)

Cash and cash equivalents at the beginning of the period                        266,000          160,000         255,000
                                                                        -------------------------------------------------

Cash and cash equivalents at the end of the period                        $     240,000    $     266,000   $     160,000
                                                                        =================================================

                            See accompanying notes.
                                      F-18

                            SEI/PSP VI JOINT VENTURES
                        a California Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


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

         Revenue and Expense Recognition
         -------------------------------

                  Property rents are recognized as earned. Advertising costs of $706,000, $519,000 and $410,000 in 2001, 2000 and 1999, respectively, are expensed as incurred.

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

         Recent Accounting Pronouncements and Guidance
         ---------------------------------------------

                  ACCOUNTING FOR BUSINESS COMBINATIONS

                  In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141, "Business Combinations," (`SFAS 141") which sets forth revised accounting guidance with respect to accounting for acquisitions of business enterprises. In accordance with the transition provisions of SFAS 141, the Joint Venture adopted the disclosure and accounting provisions of SFAS 141 on June 30, 2001 and the adoption had no effect on the Joint Venture's financial statements.

2.       Summary of Significant Accounting Policies and Partnership Matters
         ------------------------------------------------------------------
         (Continued)
         -----------

         Recent Accounting Pronouncements and Guidance (Continued)
         ---------------------------------------------------------

                  ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

                  In June 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") which addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination, which are addresses in SFAS 141) are to be accounted for. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In accordance with SFAS 142, the Joint Venture will adopt the provisions of SFAS No. 142 in its financial statements beginning with the year ending December 31, 2002. The adoption of the SFAS 142 will have no impact upon the Joint Venture's financial position or results of operations.

                  ACCOUNTING FOR THE IMPAIRMENT AND DISPOSAL OF LONG-LIVED
                  ASSETS

                  In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Joint Venture expects to adopt SFAS 144 on January 1, 2002, and does not expect that the adoption of the Statement will have a material impact upon the Joint Venture's financial position or results of operations.

3.       Real Estate Facilities
         ----------------------

                  In 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which requires impairment losses to be recorded on long-lived assets. We annually evaluate long-lived assets (including intangibles), by identifying indicators of impairment and, if such indicators exist, by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset's carrying amount. When indicators of impairment are present and the sum of the undiscounted cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset's current carrying value and its value based upon discounting its estimated future cash flows. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Such assets are to be reported at the lower of their carrying amount or fair value, less cost to sell. Our evaluations have indicated no impairment in the carrying amount of our assets.

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

4.       Investment in real estate entity
         --------------------------------

                  In 2001, 2000, and 1999, the Joint Venture recognized $1,340,000, $1,450,000, and $1,183,000, respectively, in equity in earnings of real estate entities with respect to the investment in PSBPLP, described in Note 3 above. Included in equity in earnings for 2000 is $197,000 representing the Joint Venture's share of PSBPLP's gains on sale of real estate investments.

                  The accounting policies of PSBPLP are similar to that of the Joint Venture. Summarized combined financial data with respect to PSBPLP is as follows:

                                                                     2001                   2000
                                                              ----------------       ----------------
For the year ended December 31,
    Total revenues                                            $    170,391,000       $    150,634,000
    Minority interest in income                                     27,489,000             26,741,000
    Net income                                                      49,870,000             51,181,000

At December 31,
    Total assets, net of accumulated depreciation             $  1,169,955,000       $    930,756,000
    Total liabilities                                              210,333,000             59,935,000
    Total minority interest                                        359,891,000            306,478,000
    Total equity                                                   599,731,000            564,343,000

                  The increase in the size of the combined financial position and operating results, respectively, of the Real Estate Entity for the year ended December 31, 2001 and at December 31, 2000, respectively, as compared to prior periods, is the result of the additional properties acquired by PSBPLP during 2000 and 2001.

                  PS Business Parks, Inc., which owns PSBPLP, is a registrant with the Securities and Exchange Commission, and its filings can be accessed through the Securities and Exchange Commission.

5.       Related Party Transactions
         --------------------------

                  The Joint Venture has a management agreement with PSI whereby PSI operates the Mini-Warehouses for a fee equal to 6% of the facilities' monthly gross revenue (as defined). For 2001, 2000 and 1999, the Partnership paid PSI $762,000 $729,000 and $721,000, respectively, pursuant to this management agreement.

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

                  Unaudited taxable net income was $5,289,000, $4,557,000 and $4,411,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

                            SEI/PSP VI JOINT VENTURES
                        A CALIFORNIA LIMITED PARTNERSHIP
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                        Costs
                                                            Initial Cost             subsequent
                                                  ---------------------------------to acquisition
    Date                                                             Building &      Building &
  Acquired                Description                  Land         Improvement     Improvements
---------------------------------------------------------------------------------------------------

4/86          St. Louis/Kirkham                        $199,000      $1,001,000         $272,000
4/86          St. Louis/Reavis                          192,000         958,000          256,000
6/86          Richland Hills                            543,000         857,000          468,000
5/86          Sacramento/Franklin Blvd.                 872,000         978,000          463,000
7/86          West LA/Purdue Ave.                     2,415,000       3,585,000          390,000
7/86          Capital Heights/Central Ave.              649,000       3,851,000          453,000
10/86         Peralta/Fremont                           851,000       1,074,000          342,000
7/86          Pontiac/Dixie Hwy.                        259,000       2,091,000          207,000
8/86          Laurel/Ft. Meade Rd.                      475,000       1,475,000          360,000
9/86          Kansas City/S. 44th.                      509,000       1,906,000          532,000
10/86         Birmingham/Highland                        89,000         786,000          327,000
10/86         Birmingham/Riverchase                     262,000       1,338,000          513,000
10/86         Birmingham/Eastwood                       166,000       1,184,000          458,000
10/86         Birmingham/Forestdale                     152,000         948,000          380,000
10/86         Birmingham/Centerpoint                    265,000       1,305,000          335,000
10/86         Birmingham/Roebuck Plaza                  101,000         399,000          485,000
10/86         Birmingham/Greensprings                   347,000       1,173,000          117,000
10/86         Birmingham/Hoover-Lorna                   372,000       1,128,000          349,000
10/86         Midfield/Bessemer                         170,000         355,000          208,000
10/86         Huntsville/Leeman Ferry Rd.               158,000         992,000          429,000
10/86         Huntsville/Drake                          253,000       1,172,000          355,000
10/86         Anniston/Whiteside                         59,000         566,000          296,000
10/86         Houston/Glenvista                         595,000       1,043,000          538,000
10/86          Houston/I-45                             704,000       1,146,000          823,000
10/86         Houston/Rogerdale                       1,631,000       2,792,000          743,000
10/86         Houston/Gessner                         1,032,000       1,693,000          915,000
10/86         Houston/Richmond-Fairdale               1,502,000       2,506,000        1,047,000

                                                                       Gross Carrying Amount
                                                                       At December 31, 2001
                                                  ----------------------------------------------------------------
    Date                                                             Building &                     Accumulated
  Acquired                Description                  Land         Improvements       Total       Depreciation
------------------------------------------------------------------------------------------------------------------

4/86          St. Louis/Kirkham                        $199,000       $1,273,000      $1,472,000        $803,000
4/86          St. Louis/Reavis                          192,000        1,214,000       1,406,000         781,000
6/86          Richland Hills                            543,000        1,325,000       1,868,000         884,000
5/86          Sacramento/Franklin Blvd.                 872,000        1,441,000       2,313,000         961,000
7/86          West LA/Purdue Ave.                     2,416,000        3,974,000       6,390,000       2,474,000
7/86          Capital Heights/Central Ave.              649,000        4,304,000       4,953,000       2,674,000
10/86         Peralta/Fremont                           851,000        1,416,000       2,267,000         883,000
7/86          Pontiac/Dixie Hwy.                        259,000        2,298,000       2,557,000       1,403,000
8/86          Laurel/Ft. Meade Rd.                      475,000        1,835,000       2,310,000       1,123,000
9/86          Kansas City/S. 44th.                      509,000        2,438,000       2,947,000       1,564,000
10/86         Birmingham/Highland                       150,000        1,052,000       1,202,000         691,000
10/86         Birmingham/Riverchase                     278,000        1,835,000       2,113,000       1,185,000
10/86         Birmingham/Eastwood                       232,000        1,576,000       1,808,000         957,000
10/86         Birmingham/Forestdale                     190,000        1,290,000       1,480,000         776,000
10/86         Birmingham/Centerpoint                    273,000        1,632,000       1,905,000       1,004,000
10/86         Birmingham/Roebuck Plaza                  340,000          645,000         985,000         439,000
10/86         Birmingham/Greensprings                    16,000        1,621,000       1,637,000       1,001,000
10/86         Birmingham/Hoover-Lorna                   266,000        1,583,000       1,849,000         958,000
10/86         Midfield/Bessemer                          95,000          638,000         733,000         411,000
10/86         Huntsville/Leeman Ferry Rd.               198,000        1,381,000       1,579,000         884,000
10/86         Huntsville/Drake                          248,000        1,532,000       1,780,000         929,000
10/86         Anniston/Whiteside                        107,000          814,000         921,000         523,000
10/86         Houston/Glenvista                         595,000        1,581,000       2,176,000       1,056,000
10/86          Houston/I-45                             704,000        1,969,000       2,673,000       1,388,000
10/86         Houston/Rogerdale                       1,631,000        3,535,000       5,166,000       2,171,000
10/86         Houston/Gessner                         1,032,000        2,608,000       3,640,000       1,740,000
10/86         Houston/Richmond-Fairdale               1,502,000        3,553,000       5,055,000       2,378,000

                                                                                        Costs
                                                            Initial Cost             subsequent
                                                  ---------------------------------to acquisition
    Date                                                             Building &      Building &
  Acquired                Description                  Land         Improvement     Improvements
---------------------------------------------------------------------------------------------------

10/86         Houston/Gulfton                        $1,732,000      $3,036,000       $1,106,000
10/86         Houston/Westpark                          503,000         854,000          271,000
10/86         Jonesboro                                 157,000         718,000          299,000
                                                  -------------------------------------------------


                                                    $17,214,000     $42,910,000      $13,737,000
                                                  =================================================

                                                                       Gross Carrying Amount
                                                                       At December 31, 2001
                                                  ----------------------------------------------------------------
    Date                                                             Building &                     Accumulated
  Acquired                Description                  Land         Improvements       Total       Depreciation
------------------------------------------------------------------------------------------------------------------

10/86         Houston/Gulfton                        $1,732,000       $4,142,000      $5,874,000      $2,748,000
10/86         Houston/Westpark                          503,000        1,125,000       1,628,000         698,000
10/86         Jonesboro                                 157,000        1,017,000       1,174,000         647,000
                                                  ----------------------------------------------------------------


                                                    $17,214,000      $56,647,000     $73,861,000     $36,134,000
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

                                   Gross Carrying Cost Reconciliation

                                                                           Years Ended December 31,
                                                                      -----------------------------------
                                                                            2001             2000
                                                                      -----------------------------------

Balance at beginning of the period                                      $  73,061,000    $  72,318,000

Additions during the period:
     Improvements, etc.                                                       800,000          743,000
                                                                      -----------------------------------

Balance at the close of the period                                      $  73,861,000    $  73,061,000
                                                                      ===================================


                                Accumulated Depreciation Reconciliation

                                                                           Years Ended December 31,
                                                                      -----------------------------------
                                                                            2001             2000
                                                                      -----------------------------------

Balance at beginning of the period                                      $  33,157,000    $  30,159,000

Additions during the period:
     Depreciation                                                           2,977,000        2,998,000
                                                                      -----------------------------------

Balance at the close of the period                                      $  36,134,000    $  33,157,000
                                                                      ===================================

(B) The aggregate cost of real estate for Federal income tax purposes is $73,868,000 (unaudited).