Form 10-Q
period 2002-03-31
PS PARTNERS VI LTD
filed 2002-05-15
CIK 773281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2002
                     --------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                      to
                              ---------------------    ---------------------

Commission File Number 0-14477
                       -------

             PS PARTNERS VI, LTD., a California Limited Partnership
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                California                                     95-3950440
---------------------------------------------            ----------------------
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                     Identification Number)


            701 Western Avenue
           Glendale, California                                91201-2349
---------------------------------------------            ----------------------
 (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       ---  ---

                                      INDEX



PART I.   FINANCIAL INFORMATION

         Condensed balance sheets at March 31, 2002
              and December 31, 2001                                          2

         Condensed statements of income for the three
               months ended March 31, 2002 and 2001                          3

         Condensed statements of cash flows for the
              three months ended March 31, 2002 and 2001                     4

         Notes to condensed financial statements                           5-6

         Management's discussion and analysis of financial condition
              and results of operations                                   7-11

PART II.  OTHER INFORMATION

         (Items 1 through 4 are not applicable)

         Item 5 - Other Events                                              12

         Item 6 - Exhibits and Reports on Form 8-K                          12

         Item 7 - Financial Statements and Exhibits                         12

                              PS PARTNERS VI, LTD.
                        a California Limited Partnership
                            CONDENSED BALANCE SHEETS


                                                                                    March 31,       December 31,
                                                                                       2002             2001
                                                                                 -----------------------------------
                                                                                   (Unaudited)
                                     ASSETS


Cash and cash equivalents                                                             $2,530,000       $2,393,000

Rent and other receivables                                                                36,000           87,000

Real estate facility, at cost:
     Land                                                                                404,000          404,000
     Buildings and equipment                                                           2,927,000        2,924,000
                                                                                 -----------------------------------
                                                                                       3,331,000        3,328,000

     Less accumulated depreciation                                                    (1,894,000)      (1,859,000)
                                                                                 -----------------------------------
                                                                                       1,437,000        1,469,000

Investment in real estate entities                                                    28,415,000       28,761,000

Other assets                                                                              54,000            7,000
                                                                                 -----------------------------------

                                                                                     $32,472,000      $32,717,000
                                                                                 ===================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                                         $71,000         $210,000

Advance payments from renters                                                             11,000            9,000

Partners' equity:
     Limited partners' equity, $500 per unit, 150,000
         units authorized, issued and outstanding                                     31,969,000       32,076,000
     General partner's equity                                                            421,000          422,000
                                                                                 -----------------------------------

Total partners' equity                                                                32,390,000       32,498,000
                                                                                 -----------------------------------

                                                                                     $32,472,000      $32,717,000
                                                                                 ===================================

                            See accompanying notes.
                                       2

                              PS PARTNERS VI, LTD.
                        a California Limited Partnership
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                               Three Months Ended
                                                                   March 31,
                                                       -----------------------------------
                                                             2002              2001
                                                       -----------------------------------

REVENUE:

Rental income                                                $161,000          $159,000
Equity in earnings of real estate entities                  1,051,000           878,000
Interest income                                                33,000            47,000
                                                       -----------------------------------
                                                            1,245,000         1,084,000
                                                       -----------------------------------

COSTS AND EXPENSES:

Cost of operations                                             55,000            55,000
Management fees                                                 9,000             9,000
Depreciation and amortization                                  35,000            36,000
Administrative                                                 53,000            28,000
                                                       -----------------------------------
                                                              152,000           128,000
                                                       -----------------------------------

NET INCOME                                                 $1,093,000          $956,000
                                                       ===================================

Limited partners' share of net income
     ($6.42 per unit in 2002 and
     $5.65 per unit in 2001)                                 $963,000          $847,000
General partner's share of net income                         130,000           109,000
                                                       -----------------------------------
                                                           $1,093,000          $956,000
                                                       ===================================

                            See accompanying notes.
                                       3

                              PS PARTNERS VI, LTD.
                        a California Limited Partnership
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        Three Months Ended
                                                                                            March 31,
                                                                               -------------------------------------
                                                                                      2002              2001
                                                                               -------------------------------------

Cash flows from operating activities:

     Net income                                                                     $1,093,000           $956,000

     Adjustments to reconcile net income to net cash (used in) provided by operating activities

         Depreciation and amortization                                                  35,000             36,000
         Decrease in rent and other receivables                                         51,000              1,000
         Increase in other assets                                                      (47,000)                 -
         Decrease in accounts payable                                                 (139,000)           (45,000)
         Increase in advance payments from renters                                       2,000              4,000
         Equity in earnings of real estate entities                                 (1,051,000)          (878,000)
                                                                               -------------------------------------

             Total adjustments                                                      (1,149,000)          (882,000)
                                                                               -------------------------------------

             Net cash (used in) provided by operating activities                       (56,000)            74,000
                                                                               -------------------------------------

Cash flows from investing activities:

         Distributions from real estate entities                                     1,397,000          1,140,000
         Additions to real estate facility                                              (3,000)            (1,000)
                                                                               -------------------------------------

             Net cash provided by investing activities                               1,394,000          1,139,000
                                                                               -------------------------------------

Cash flows from financing activities:

         Distributions to partners                                                  (1,201,000)        (1,003,000)
                                                                               -------------------------------------

             Net cash used in financing activities                                  (1,201,000)        (1,003,000)
                                                                               -------------------------------------

Net increase in cash and cash equivalents                                              137,000            210,000

Cash and cash equivalents at the beginning of the period                             2,393,000         3,198,000
                                                                               -------------------------------------

Cash and cash equivalents at the end of the period                                  $2,530,000        $3,408,000
                                                                               =====================================

                            See accompanying notes.
                                       4

                              PS PARTNERS VI, LTD.
                        a California Limited Partnership
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 2001.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 2002, the results of operations for the three months ended March 31, 2002 and 2001 and cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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

5. In October 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In June 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). We adopted these statements effective January 1, 2002.

         We evaluate our long-lived assets on a quarterly basis for indicators of impairment. When indicators of impairment are detected, we evaluate the recoverability of such long-lived assets. To the extent that the estimated future undiscounted cash flows are less than the respective book value, an impairment charge is recorded. The Partnership has determined at March 31, 2002 that no such impairments existed and, accordingly, no impairment charges have been recorded.

6. Statement No. 144 also addresses the accounting for long-lived assets that are likely to be disposed of before the end of their previously estimated useful life. Such assets are to be reported at the lower of their carrying amount or fair value, less cost to sell. Our evaluations have determined that there are no such impairments at March 31, 2002.

7. Summarized combined financial data with respect to the Real Estate Entities is as follows:

                                                Three Months Ended March 31,
                                             -----------------------------------
                                                 2002                    2001
                                             -----------             -----------
  Total revenues......................       $54,358,000             $42,840,000
  Minority interest in income.........        $8,844,000              $6,423,000
  Net income..........................       $18,328,000             $12,897,000

8. The Partnership has entered into an Agreement and Plan of Reorganization by and among PSI, PS Partners VI Merger Co., Inc. and the Partnership, dated as of April 12, 2002 (the "Agreement and Plan of Reorganization"). Under the Agreement and Plan of Reorganization, each of the Partnership units held by the public limited partners will be converted into the right to receive a value of $546 in PSI common stock or, at the limited partner's election, in cash. The Agreement and Plan of Reorganization was filed with the Partnership's Current Report on Form 8-K dated April 15, 2002, and is referenced as Exhibit 1 hereto and is incorporated herein by this reference.

                              PS PARTNERS VI, LTD.
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors are described in "Risk Factors" (page 10), and include the impact of competition from new and existing real estate facilities which could impact rents and occupancy levels at the real estate facilities that the Partnership's has an interest in; the risk of terrorist attacks; the Partnership's ability to effectively compete in the markets that it does business in; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Partnerships; and the impact of general economic conditions upon rental rates and occupancy levels at the real estate facilities that the Partnership has an interest in.

CRITICAL ACCOUNTING POLICIES
----------------------------

IMPAIRMENT OF LONG LIVED ASSETS

         Substantially all of the Partnership's assets consist of long-lived assets, primarily real estate. We evaluate our long-lived assets on a quarterly basis for indicators of impairment. When indicators of impairment are detected, we evaluate the recoverability of such long-lived assets. To the extent that the estimated future undiscounted cash flows are less than the respective book value, an impairment charge is recorded. The Partnership has determined at March 31, 2002 that no such impairments existed and, accordingly, no impairment charges have been recorded.

         Future events could cause us to conclude that our long-lived assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

ESTIMATED USEFUL LIVES OF LONG-LIVED ASSETS

         Substantially all of the Partnership's assets consist of depreciable, long-lived assets. We record depreciation expense with respect to these assets based upon their estimated useful lives. Any change in the estimated useful lives of those assets, caused by functional or economice obsolescense or other factors, could have a material adverse impact on our financial condition or results of operations.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001:

         Our net income for the three months ended March 31, 2002 was $1,093,000 compared to $956,000 for the three months ended March 31, 2001, representing an increase of $137,000, or 14.3%. The increase is primarily due to the Partnership's share ($120,000) of a gain on disposition of real estate recorded by PS Business Parks and our share of improved properties operations at the Mini-Warehouse Properties.

Property Operations

         Rental income for our wholly-owned mini-warehouse property was $161,000 compared to $159,000 for the three months ended March 31, 2002 and 2001, respectively, representing an increase of $2,000, or 1.3%. Cost of operations (including management fees) remained stable at $64,000 for the three months ended March 31, 2002 and 2001. Accordingly, for our wholly-owned mini-warehouse property, property net operating income increased by $2,000, or 2.1%, from $95,000 to $97,000 for the three months ended March 31, 2001 and 2002, respectively.

Equity in Earnings of Real Estate Entities

         Equity in earnings of real estate entities was $1,051,000 in the three months ended March 31, 2002 as compared to $878,000 during the three months ended March 31, 2001, representing an increase of $173,000, or 19.7%. The increase is primarily due to the Partnership's share ($120,000) of a gain on disposition of real estate recorded by PS Business Parks and our share of improved properties operations at the Mini-Warehouse Properties.

Interest Income

         Interest income decreased by $14,000 from $47,000 for the three months ended March 31, 2001 to $33,000 for the three months ended March 31, 2002, due primarily to lower invested cash balances.

Depreciation and Amortization

         Depreciation and amortization decreased $1,000, or 2.8%, from $36,000 to $35,000 for the three months ended March 31, 2001 and 2002, respectively.

Administrative

         Administrative expense increased $25,000, or 89.3%, from $28,000 for the three months ended March 31, 2001 to $53,000 for the three months ended March 31, 2002. This increase is primarily due to the timing of certain state tax expenditures.

SUPPLEMENTAL PROPERTY DATA
--------------------------

         Most of our net income is from our share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate our operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001:

         Rental income for the Mini-Warehouse Properties was $3,211,000 compared to $3,178,000 for the three months ended March 31, 2002 and 2001, respectively, representing an increase of $33,000, or 1.0%. The increase in rental income is primarily attributable to increased rental rates at the Mini-Warehouse Properties, partially offset by a decrease in average occupancy rates. The annual average realized rent per square foot for the Mini-Warehouse Properties was $9.21 compared to $8.62 for the three months ended March 31, 2002 and 2001, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties decreased from 89% to 83% for the three months ended March 31, 2001 and 2002, respectively. Cost of operations (including management fees) decreased $7,000, or 0.6%, to $1,226,000 from $1,233,000 for the three months ended March 31, 2002 and 2001, respectively. This decrease is primarily attributable to lower advertising expenses offset by higher payroll, and property tax expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $40,000, or 2.1%, from $1,945,000 to $1,985,000 for the three months ended March 31, 2001 and 2002, respectively.

Liquidity and Capital Resources

         We have adequate sources of cash to finance operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations and distributions from real estate entities ($1,341,000 for the three months ended March 31, 2002) has been sufficient to meet all our current obligations.

         During 2002, we do not anticipate incurring significant costs for capital improvements for our wholly-owned property. Total capital improvements for the three months ended March 31, 2002 with respect to this property is $3,000.

         We paid distributions to the limited and general partners totaling $1,070,000 ($7.13 per unit) and $131,000, respectively, during the first three months of 2002. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

RISK FACTORS
------------

         In addition to the other information in our Form 10-Q, you should consider the following factors in evaluating the Partnership:

PUBLIC STORAGE CONTROLS US.

         Public Storage owns approximately 63.1% of our outstanding limited partnership units and is our general partner. Consequently, Public Storage controls matters submitted to a vote of our unitholders, including amending our organizational documents, dissolving the Partnership and approving other extraordinary transactions. As a result of a vote by Public Storage, each limited partnership unit will be converted into the right to receive a value of $546 in Public Storage Common Stock or, at the option of the unitholder, $546 in cash.

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

         o    potential terrorist attacks;

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

         We have conducted preliminary environmental assessments on the properties the Partnership has an interest in to evaluate the environmental condition of, and potential environmental liabilities associated with, our properties. These assessments generally consist of an investigation of environmental conditions at the property (not including soil or groundwater sampling or analysis), as well as a review of available information regarding the site and publicly available data regarding conditions at other sites in the vicinity. In connection with these property assessments, we have become aware that prior operations or activities at some facilities or from nearby locations have or may have resulted in contamination to the soil or groundwater at these facilities. In this regard, some of our facilities are or may be the subject of federal or state environment investigations or remedial actions. Although we cannot provide any assurance, based on the preliminary environmental assessments, we believe we have funds available to cover any liability from environmental contamination or potential contamination and we are not aware of any environmental contamination of our facilities material to our overall business, financial condition or results of operation.

                           PART II. OTHER INFORMATION


Items 1 through 4 are not applicable.

Item 5   Other Events
         ------------

         The Partnership has entered into an Agreement and Plan of Reorganization by and among PSI, PS Partners VI Merger Co., Inc. and the Partnership, dated as of April 12, 2002 (the "Agreement and Plan of Reorganization"). Under the Agreement and Plan of Reorganization, each of the Partnership units held by the public limited partners will be converted into the right to receive a value of $546 in PSI common stock or, at the limited partner's election, in cash. The Agreement and Plan of Reorganization is referenced as Exhibit 1 hereto and is incorporated herein by this reference.

Item 6   Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      The following Exhibits are included herein:

                  None.

         (b)      Form 8-K

                  None

Item 7   Financial Statements and Exhibits
         ---------------------------------

         (c)      Exhibits.

                  (1) Agreement and Plan of Reorganization by and among Public Storage, Inc., PS Partners VI Merger Co., Inc. and PS Partners VI, Ltd., a California Limited Partnership. Dated as of April 12, 2002. Filed with the Partnership's Current Report on Form 8-K dated April 15, 2002 and incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            DATED:  May 15, 2002



                                    PS PARTNERS VI, LTD.
                                    a California Limited Partnership

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