Form 10-K/A
period 2001-12-31
PS PARTNERS VI LTD
filed 2002-07-12
CIK 773281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K / A
                                 Amendment No. 1


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

                                     PART I

ITEM 1.  Business.
         --------

Forward Looking Statements
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors include the impact of competition from new and existing real estate facilities which could impact rents and occupancy levels at the real estate facilities that the Partnership has an interest in; the Partnership's ability to effectively compete in the markets that it does business in; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Partnerships; and the impact of general economic conditions upon rental rates and occupancy levels at the real estate facilities that the Partnership has an interest in.

General
-------

         PS Partners VI, Ltd. (the "Partnership") is a publicly held limited partnership formed under the California Revised Limited Partnership Act. Commencing in October 1985, 150,000 units of limited partnership interest (the "Units") were offered to the public in an interstate offering. The offering was completed in June 1986.

         The Partnership has reported annually to the Securities and Exchange Commission on Form 10-K, which includes financial statements certified by independent public accountants. The Partnership has also reported quarterly to the Securities and Exchange Commission on Form 10-Q, and includes unaudited financial statements with such filings. The Partnership expects to continue such reporting.

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

         PSI's current relationship with the Partnership includes (i) the joint ownership of the Joint Venture which owns 30 of the Partnership's 32 properties, and 731,194 operating partnership units in PSBPLP (ii) PSI is a co-general partner along with Hughes, who is chairman of the board and chief executive officer of PSI, (iii) as of January 1, 2002, PSI owned approximately 63.1% of the Partnership's limited partnership units and (iv) PSI is the operator of the 32 properties in which the Partnership has an interest (these 32 properties are referred to collectively hereinafter as the "Mini-Warehouse Properties").

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

         Following are the Partnership's investment practices and policies. The Partnership does not anticipate making any additional investments, other than maintenance capital expenditures, and does not anticipate liquidating the investments that it now holds. While a vote of the limited partners is generally required to change the Partnership's investment policies, PSI holds a majority of the limited partnership units, and as a result, the General Partners could change these policies through PSI's vote.

         o Our investments consist of (i) two-wholly-owned self-storage facilities and (ii) an interest in the Joint Venture which owns 30 self-storage facilities and 731,194 operating partnership units in PSBPLP. All of these investments are in real estate or real estate entities holding real estate located in the United States. See "Mini-warehouses" and Item 2, "Properties," for further information. These investments were acquired both for income and for capital gain.

         o There is no limitation on the amount or percentage of assets which can be invested in any specific property.

         o The Partnership does not anticipate borrowing money, issuing senior securities, making loans to other persons, investing in the securities of other issuers for the purpose of exercising control, underwriting the securities of other issuers, engaging in the purchase and sale of investments, offering securities in exchange for property, or repurchasing or otherwise reacquiring its outstanding securities

Competition
-----------

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

         The Management Agreement with PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months' notice by PSI.

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

Federal Income Tax
------------------

         PS Partners VI, Ltd. is treated as a partnership for federal income tax purposes, with the taxable income of the entity allocated to each partner in accordance with the partnership agreement.

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

         o    potential terrorists attacks;

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

         We have conducted preliminary environmental assessments on most of the properties the Partnereship has an interest in to evaluate the environmental condition of, and potential environmental liabilities associated with, our properties. These assessments generally consist of an investigation of environmental conditions at the property (not including soil or groundwater sampling or analysis), as well as a review of available information regarding the site and publicly available data regarding conditions at other sites in the vicinity. In connection with these property assessments, our operations and recent property acquisitions, we have become aware that prior operations or activities at some facilities or from nearby locations have or may have resulted in contamination to the soil or groundwater at these facilities. In this regard, some of our facilities are or may be the subject of federal or state environment investigations or remedial actions. Although we cannot provide any assurance, based on the preliminary environmental assessments, we believe we have funds available to cover any liability from environmental contamination or potential contamination and we are not aware of any environmental contamination of our facilities material to our overall business, financial condition or results of operation.

ITEM 2.  Properties.
         ----------

         The following table sets forth information as of December 31, 2001 about properties in which the Partnership has an interest:

                                      Net Rentable         Number of            Date of                Ownership
Location                              Square Feet           Spaces            Acquisition              Percentage
---------------------------------     ------------         ---------          -----------              ----------
ALABAMA
Anniston
   Whiteside                              25,100               234             10-01-86                  76.2%
Birmingham
   Bessemer - Midfield                    19,100               280             10-01-86                  76.2
Birmingham
   Centerpoint Rd.                        41,600               329             10-01-86                  76.2
Birmingham
   Gadson Highway-
   Roebuck Plaza                          20,800               190             10-01-86                  76.2
Birmingham
   Lorna Rd.- Hoover                      35,400               320             10-01-86                  76.2
Birmingham
   Mini-warehouse
   Rd.- Riverchase                        53,900               460             10-01-86                  76.2
Birmingham
   Oporto-Eastwood                        36,600               257             10-01-86                  76.2

                                       7

                                      Net Rentable         Number of            Date of                Ownership
Location                              Square Feet           Spaces            Acquisition              Percentage
---------------------------------     ------------         ---------          -----------              ----------
ALABAMA
Birmingham
   Oxmoor Blvd.
   Greensprings                           39,100               338             10-01-86                  76.2
Birmingham
   Pebble Creek - Forestdale              30,000               300             10-01-86                  76.2
Birmingham
   27th Place S. - Highland               19,600               264             10-01-86                  76.2
Huntsville
   Drake                                  43,400               362             10-01-86                  76.2
Huntsville
   Leeman                                 43,800               395             10-01-86                  76.2

CALIFORNIA
Fremont
   Peralta                                39,100               415             10-24-86                  70.0
Sacramento
   Franklin Blvd.                         49,600               521             05-29-86                  67.6
West Los Angeles
   Purdue Ave.                            51,000               637             07-01-86                  50.0

GEORGIA
Jonesboro
   Jonesboro Rd.                          33,400               274             10-23-86                  50.0

KANSAS
Kansas City
   So. 44th                               76,900               583             09-10-86                  72.7%

MARYLAND
Capitol Heights
   Central Ave.                           54,400               632             07-15-86                  50.0
Laurel
   Ft. Meade Rd.                          35,100               475             08-20-86                  50.0

MICHIGAN
Pontiac
   Dixie Hwy.                             60,400               544             07-01-86                  70.0

MISSOURI
St. Louis
   Kirkham                                30,600               382             04-10-86                  57.4
St. Louis
   Reavis Barracks                        29,100               317             04-10-86                  57.4

TEXAS
Fort Worth
   East Loop                              36,100               314             04-10-86                 100.0
Houston
   Fairdale                              118,700             1,193             10-01-86                  70.0

                                       8

                                      Net Rentable         Number of            Date of                Ownership
Location                              Square Feet           Spaces            Acquisition              Percentage
---------------------------------     ------------         ---------          -----------              ----------
TEXAS
Houston
   Glenvista                              59,200               619             10-01-86                  70.0
Houston
   Gulfton                               103,600               882             10-01-86                  70.0
Houston
   N. Freeway                             96,300               874             10-01-86                  70.0
Houston
   Rogerdale                             114,700             1,005             10-01-86                  70.0
Houston
   S. Gessner                            111,100             1,008             10-01-86                  70.0
Houston
   West Park                              52,200               418             10-01-86                  70.0
Richland Hills
   Baker Blvd.                            55,800               408             06-24-86                  50.0

UTAH
West Valley
   So. 3600 St.                           65,900               526             06-10-86                 100.0


         The weighted average occupancy level for the Mini-Warehouse Properties was 91% in 2000 and 90% in 2001. The annual average realized rent per square foot for the Mini-Warehouse Properties was $8.88 in 2001 compared to $8.35 in 2000.

         There are no mortgages or other encumbrances of any of the Properties.

         The Partnership does not have any agreements to buy or sell any real estate nor does it expect to further develop any of its facilities except for capital improvements.

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

ITEM 6.  Selected Financial Data.
         -----------------------

                                                                  For the Years Ended December 31,
                                               -----------------------------------------------------------------------
                                                 2001            2000           1999            1998            1997
                                               --------        --------        --------       --------        --------
                                                                (In thousands, except per Unit data)

Total Revenues                                  $4,653          $4,182          $3,586         $3,527          $3,186

Depreciation and amortization                      146             153             146            134             130

Net income                                       4,102           3,558           3,030          2,985           2,680

   Limited partners' share                       3,447           3,127           2,445          2,558           2,158

   General partners' share                         655             431             585            427             522

Limited partners'
   per unit data (a)

   Net income                                   $22.98          $20.85          $16.30         $17.05          $14.39

   Cash distributions  (b)                      $36.84          $23.80          $33.30         $23.80          $29.74

As of December 31,
------------------

Cash and cash equivalents                       $2,393          $3,198          $2,092         $2,388          $1,144

Total assets                                   $32,717         $34,725         $35,177        $37,702         $38,715


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

Forward Looking Statements
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors described in Item 1A, "Risk Factors", include the impact of competition from new and existing storage and commercial facilities which could impact rents and occupancy levels at the Partnership's facilities; the Partnership's ability to evaluate, finance, and integrate acquired and developed properties into the Partnership's existing operations; the Partnership's ability to effectively compete in the markets in which it does business; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing real estate investment trusts and the impact of general economic conditions upon rental rates and occupancy levels at the Partnership's facilities.

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

Supplemental Property Data
--------------------------

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

         Total distributions paid to the General Partners and the Limited Partners (including per Unit amounts) for 2001 and prior years were as follows:

                                      Total                  Per Unit
                                    ----------               --------
         2001                       $6,202,000                 $36.84
         2000                        4,005,000                  23.80
         1999                        5,606,000                  33.30
         1998                        4,007,000                  23.80
         1997                        5,007,000                  29.74
         1996                        4,008,000                  23.80
         1995                        4,007,000                  23.80
         1994                        4,007,000                  23.80
         1993                        3,265,000                  19.40
         1992                        3,026,000                  17.97
         1991                        4,041,000                  24.00
         1990                        3,523,000                  20.93
         1989                        3,368,000                  20.00
         1988                        3,629,000                  21.55
         1987                        4,418,000                  26.25
         1986                        3,544,000                  24.87

         The Partnership, in prior years, made regular distributions based on estimated cash available for distribution (cash flow from all sources, less cash necessary for capital improvement needs and to establish reserves). The General Partners would periodically make special distributions if cash available for distribution exceeded its original estimates or if it adjusted the Partnership's cash reserve levels. The General Partners distributed, concurrent with the regular distribution for the second quarter of 2001, a special distribution of $9.50 per Unit. Future distribution levels will be based on the General Partners' estimate of on-going cash available for distributions (cash flow from all sources, less cash necessary for capital improvement needs and to establish reserves). The Partnership does not anticipate any material changes in its reserve requirements for capital improvements or other items.

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

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

       Name                                 Positions with PSI
---------------------         -------------------------------------------------
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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

         (a) At March 15, 2002, PSI beneficially owned more than 5% or more of the Units of the Partnership:

      Title                                           Amount of         Percent
       of              Name and Address of            Beneficial          of
      Class             Beneficial Owner              Ownership          Class
----------------      ----------------------       ----------------    ---------
Units of Limited      Public Storage, Inc.
Partnership           701 Western Avenue
Interest              Glendale, CA 91201 (1)       94,698 Units (1)    63.1% (1)

(1) These Units are held of record by SEI Arlington Acquisition Corporation, a wholly-owned subsidiary of PSI.

         The Partnership is not aware of any other beneficial owners of more than 5% of the Units.

         (b) The Partnership has no officers and directors. The General Partners of the Partnership are PSI and B. Wayne Hughes, the Chairman of Public Storage. These general partners have the powers and duties of a general partner, such as management, conduct, and operation of the Partnership as denoted in the Partnership agreement. In addition, they have the liabilities associated with being a general partner of a partnership.

         The General Partners have contributed $747,000 to the capital of the Partnership representing 1% of the aggregate capital contributions and as a result participate in the distributions to the limited partners and in the Partnership's profits and losses in the same proportion that the general partners' capital contribution bears to the total capital contribution ($598,000 was contributed by PSI and $149,000 was contributed by Mr. Hughes). In addition, the General Partners' interest includes additional distribution rights as outlined in Item 13. Certain Relationships and Related Transaction. In 1993, Mr. Hughes sold his ownership and rights to distributions from the Partnership to Public Storage. As such, Mr. Hughes continues to act as a general partner but receives no compensation or other consideration from the Partnership. Mr Hughes has no other interests in the Partnership.

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

         During 2001, approximately $620,000 was paid to PSI with respect to items 1, 2, and 3 above. Mr. Hughes was paid no amounts with respect to items 1, 2, and 3 and receives no compensation as general partner because PSI has acquired Mr. Hughes' ownership and distribution rights in the Partnership. The Partnership owns interests in 32 properties (which exclude the properties transferred to PSBPLP in January 1997); 30 of such properties are held in a general partnership comprised of the Partnership and PSI.

         The Partnership and the Joint Venture have a Management Agreement with PSI pursuant to which the Partnership and the Joint Venture pay PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership and the Joint Venture. For as long as the Management Agreement is in effect, PSI has granted the Partnership and the Joint Venture a non-exclusive license to use two PSI service marks and related designs, including the "Public Storage" name, in conjunction with rental and operation of facilities managed pursuant to the Management Agreement. Upon termination of the Management Agreement, the Partnership and the Joint Venture would no longer have the right to use the service marks and related designs. The General Partners believe that the loss of the right to use the service marks and related designs could have a material adverse effect on the Partnership's business. The Management Agreement with PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or 6 months' notice by PSI. During 2001, the Partnership and the Joint Venture paid fees of $801,000 to PSI pursuant to the Management Agreement.

         The Partnership and PSI have joint ownership in SEI/PSP VI Joint Ventures, which owns 30 of the 32 properties that the Partnership has an interest in, as well as 731,194 operating partnership units in PSBPLP.

         Pursuant to a Participation Agreement among PSI and the Partnership, the Partnership manages SEI/PSP VI Joint Ventures, although PSI may compel the sale of a property owned by the Joint Venture and each has a right of first refusal to acquire the other's interest in the event of a proposed sale of a property owned by the Joint Venture.

         Through 1996, the Joint Venture's business parks were managed by a predecessor of PSBPLP pursuant to a Management Agreement which provides for the payment of a fee by the Partnership of 5% of the gross revenues of the commercial space operated for the Joint Venture. In January 1997, the Joint Venture, PSI and other affiliated entities transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business. Included among the properties transferred were the Joint Venture's business parks in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc., a REIT traded on the American Stock Exchange. As of December 31, 2001, the Joint Venture owned approximately 2%, PSI and its subsidiaries (excluding the Partnership) owned approximately 42%, and Mr. Hughes and his family owned less than approximately 1% of the outstanding common partnership interests of PSBPLP, respectively.

         The Partnership agreement generally prohibits the Partnership from 1) purchasing properties from or selling properties to its general partners, 2) leasing properties from or to its general partners, and 3) loaning funds to the general partners. The partnership agreement may be amended by a majority vote of limited partners.

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

10.4 General Partnership Agreement of SEI/PSP VI Joint Ventures between Registrant and PS Partners VI, Ltd., a California Limited Partnership, dated as of December 31, 1990.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PS PARTNERS VI, LTD.
                                 a California Limited Partnership
Dated: July 11, 2002             By: Public Storage, Inc., General Partner

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

                Signature                                        Capacity                                    Date
------------------------------------        -------------------------------------------------           ---------------
/s/ B. Wayne Hughes                         Chairman of the Board and Chief                              July 11, 2002
------------------------------------        Executive Officer of Public Storage, Inc. and
B. Wayne Hughes                             General Partner (principal executive officer)


/s/ Harvey Lenkin                           President and Director                                       July 11, 2002
------------------------------------        of Public Storage, Inc.
Harvey Lenkin
             -

/s/ Marvin M. Lotz                          Senior Vice President and Director                           July 11, 2002
------------------------------------        of Public Storage, Inc.
Marvin M. Lotz
              -

/s/ B. Wayne Hughes, Jr.                    Vice President and Director                                  July 11, 2002
------------------------------------        of Public Storage, Inc.
B. Wayne Hughes, Jr.

/s/ John Reyes                              Senior Vice President and Chief Financial Officer            July 11, 2002
------------------------------------        of Public Storage, Inc. (principal financial
John Reyes                                  officer and principal accounting officer)


/s/ Robert J. Abernethy                     Director of Public Storage, Inc.                             July 11, 2002
------------------------------------
Robert J. Abernethy

                                            Director of Public Storage, Inc.
------------------------------------
Dann V. Angeloff

                                            Director of Public Storage, Inc.
------------------------------------
William C. Baker

                                            Director of Public Storage, Inc.
------------------------------------
Thomas J. Barrack, Jr.

/s/ Uri P. Harkham                          Director of Public Storage, Inc.                             July 11, 2002
------------------------------------
Uri P. Harkham

/s/ Daniel C. Staton                        Director of Public Storage, Inc.                             July 11, 2002
------------------------------------
Daniel C. Staton


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

3.       Investment in Real Estate Entities (Continued)
         ----------------------------------------------

                 The accounting policies of the Real Estate Entities are similar to that of the Partnership. Summarized combined financial data with respect to the Real Estate Entities are as follows:

                                                                2001                   2000
                                                         -----------------      -----------------
For the year ended December 31,
    Total revenues                                       $     184,427,000      $     164,245,000
    Minority interest in income                                 27,489,000             26,741,000
    Net income                                                  55,992,000             56,901,000

At December 31,
    Total assets, net of accumulated depreciation        $   1,224,871,000      $     987,107,000
    Total liabilities                                          211,602,000             61,330,000
    Total minority interest                                    359,891,000            306,478,000
    Total equity                                               653,378,000            619,299,000

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

4.       General Partners' Equity
         ------------------------

                  PSI and Hughes are general partners of the Partnership. In 1993, Hughes sold his ownership in and rights to distributions from the Partnership to PSI. As such, Hughes continues to act as a general partner, but receives no compensation, distributions or other consideration from the Partnership.

                  PSI has a 1% interest in the Partnership with respect to the General Partners' capital contributions and an additional 10% interest in cash distributions attributable to operations, exclusive of distributions attributable to sales and refinancing proceeds.

                  Proceeds from sales and refinancings will be distributed entirely to the limited partners until the limited partners recover their investment plus a cumulative 8% annual return (not compounded); thereafter, the PSI has have a 15% interest in remaining proceeds.

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

8.       Supplementary Quarterly Financial Data (Unaudited)
         --------------------------------------------------

                                                                 Three Months Ended
                               -------------------------------------------------------------------------------
                               March 31, 2001      June 30, 2001     September 30, 2001      December 31, 2001
                               --------------     --------------     ------------------      -----------------
Rental Income                  $      159,000     $      166,000      $       164,000        $       170,000
Cost of Operations             $       64,000     $       60,000      $        59,000        $        77,000
Net Income                     $      956,000     $      971,000      $     1,036,000        $     1,139,000
Net Income Per Unit            $         5.65     $         4.56      $          6.04        $          6.73

                                                                 Three Months Ended
                              -------------------------------------------------------------------------------
                              March 31, 2000      June 30, 2000     September 30, 2000      December 31, 2000
                              --------------      -------------     ------------------      -----------------
Rental Income                  $      146,000     $      154,000      $       157,000        $       148,000
Cost of Operations             $       73,000     $       66,000      $        74,000        $        78,000
Net Income                     $      717,000     $      808,000      $       975,000        $     1,058,000
Net Income Per Unit            $         4.07     $         4.67      $          5.78        $          6.33

                                      F-11

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

                                      F-12

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

                  Under the terms of the general partnership agreement of the Joint Venture, for property acquisitions in which PSI issued convertible securities to the sellers for its interest, PSI's right to receive cash flow distributions for any year after the first year of operation are subordinated to cash distributions to PSP VI equal to a cumulative annual 7% of its cash investment (not compounded). In addition, upon sale or refinancing of a property for more than its original purchase price, distribution of proceeds to PSI is subordinated to the return to PSP VI of the amount of its cash investment and the 7% ` described above.

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