Form 10-Q
period 2002-06-30
PS PARTNERS VI LTD
filed 2002-08-14
CIK 773281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended June 30, 2002
                              -------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

         For the transition period from                to
                                        --------------    --------------

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

                                    Yes X No
                                       ---  ---

                                      INDEX



PART I.   FINANCIAL INFORMATION

         Condensed balance sheets at June 30, 2002
              and December 31, 2001                                           2

         Condensed statements of income for the three
              and six months ended June 30, 2002 and 2001                     3

         Condensed statements of cash flows for the
              six months ended June 30, 2002 and 2001                         4

         Notes to condensed financial statements                            5-6

         Management's discussion and analysis of financial condition
              and results of operations                                    7-10

         Risk Factors                                                     10-11

PART II.  OTHER INFORMATION

         (Items 1 through 4 are not applicable)

         Item 5 - Other Events                                               12

         Item 6 - Exhibits and Reports on Form 8-K                           12

         Item 7 - Financial Statements and Exhibits                          12

                              PS PARTNERS VI, LTD.
                            CONDENSED BALANCE SHEETS


                                                                          June 30,       December 31,
                                                                            2002             2001
                                                                      -----------------------------------
                                                                        (Unaudited)
                                     ASSETS
                                     ------


Cash and cash equivalents                                                  $2,345,000       $2,393,000

Rent and other receivables                                                     68,000           87,000

Real estate facility, at cost:
     Land                                                                     404,000          404,000
     Buildings and equipment                                                2,943,000        2,924,000
                                                                      -----------------------------------
                                                                            3,347,000        3,328,000

     Less accumulated depreciation                                         (1,930,000)      (1,859,000)
                                                                      -----------------------------------
                                                                            1,417,000        1,469,000

Investment in real estate entities                                         28,392,000       28,761,000

Other assets                                                                   61,000            7,000
                                                                      -----------------------------------

                                                                          $32,283,000      $32,717,000
                                                                      ===================================


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable                                                             $186,000         $210,000

Advance payments from renters                                                  13,000            9,000

Partners' equity:
     Limited partners' equity, $500 per unit, 150,000
         units authorized, issued and outstanding                          31,667,000       32,076,000
     General partner's equity                                                 417,000          422,000
                                                                      -----------------------------------

Total partners' equity                                                     32,084,000       32,498,000
                                                                      -----------------------------------

                                                                          $32,283,000      $32,717,000
                                                                      ===================================

                             See accompanying notes.
                                        2

                              PS PARTNERS VI, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                               Three Months Ended                  Six Months Ended
                                                                    June 30,                           June 30,
                                                       ----------------------------------------------------------------------
                                                             2002              2001             2002             2001
                                                       ----------------------------------------------------------------------

REVENUE:

Rental income                                                $159,000          $166,000         $320,000         $325,000
Interest income                                                42,000            40,000           75,000           87,000
                                                       ----------------------------------------------------------------------
                                                              201,000           206,000          395,000          412,000
                                                       ----------------------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                             51,000            50,000          106,000          105,000
Management fees                                                10,000            10,000           19,000           19,000
Depreciation and amortization                                  36,000            36,000           71,000           72,000
Administrative                                                 49,000            68,000          102,000           96,000
                                                       ----------------------------------------------------------------------
                                                              146,000           164,000          298,000          292,000
                                                       ----------------------------------------------------------------------

Income before equity in earnings of real
     estate entities                                           55,000            42,000           97,000          120,000
Equity in earnings of real estate entities                    840,000           929,000        1,891,000        1,807,000
                                                       ----------------------------------------------------------------------

NET INCOME                                                   $895,000          $971,000       $1,988,000       $1,927,000
                                                       ======================================================================

Limited partners' share of net income
     ($11.54 per unit in 2002 and
     $10.21 per unit in 2001)                                                                 $1,731,000       $1,531,000
General partner's share of net income                                                            257,000          396,000
                                                                                          -----------------------------------
                                                                                              $1,988,000       $1,927,000
                                                                                          ===================================

                             See accompanying notes.
                                        3

                              PS PARTNERS VI, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         Six Months Ended
                                                                                             June 30,
                                                                               -------------------------------------
                                                                                      2002              2001
                                                                               -------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                                     $1,988,000         $1,927,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                                  71,000             72,000
         Decrease (increase) in rent and other receivables                              19,000             (7,000)
         (Increase) decrease in other assets                                           (54,000)             1,000
         (Decrease ) increase in accounts payable                                      (24,000)            33,000
         Increase in advance payments from renters                                       4,000              2,000
         Equity in earnings of real estate entities                                 (1,891,000)        (1,807,000)
                                                                               -------------------------------------

             Total adjustments                                                      (1,875,000)        (1,706,000)
                                                                               -------------------------------------

             Net cash provided by operating activities                                 113,000            221,000
                                                                               -------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

         Distributions from real estate entities                                     2,260,000          2,581,000
         Additions to real estate facility                                             (19,000)            (6,000)
                                                                               -------------------------------------

             Net cash provided by investing activities                               2,241,000          2,575,000
                                                                               -------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

         Distributions to partners                                                  (2,402,000)        (3,802,000)
                                                                               -------------------------------------

             Net cash used in financing activities                                  (2,402,000)        (3,802,000)
                                                                               -------------------------------------

Net decrease in cash and cash equivalents                                              (48,000)        (1,006,000)

Cash and cash equivalents at the beginning of the period                             2,393,000         3,198,000
                                                                               -------------------------------------

Cash and cash equivalents at the end of the period                                  $2,345,000        $2,192,000
                                                                               =====================================

                             See accompanying notes.
                                        4

                              PS PARTNERS VI, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 2002, the results of operations for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

4. In October 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In June 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). We adopted these statements effective January 1, 2002.

         We evaluate our long-lived assets on a quarterly basis for indicators of impairment. When indicators of impairment are detected, we evaluate the recoverability of such long-lived assets. To the extent that the estimated future undiscounted cash flows are less than the respective book value, an impairment charge is recorded. The Partnership has determined at June 30, 2002 that no such impairments existed and, accordingly, no impairment charges have been recorded.

         Statement No. 144 also addresses the accounting for long-lived assets that are likely to be disposed of before the end of their previously estimated useful life. Such assets are to be reported at the lower of their carrying amount or fair value, less cost to sell. Our evaluations have determined that there are no such impairments at June 30, 2002.

5. Summarized combined financial data with respect to the Real Estate Entities is as follows:

                                               Six Months Ended June 30,
                                         --------------------------------------
                                             2002                     2001
                                         -------------            -------------

  Total revenues....................     $109,394,000              $87,397,000
  Minority interest in income.......       16,488,000               13,152,000
  Net income........................       33,166,000               27,230,000

6. The Partnership has entered into an Agreement and Plan of Reorganization by and among PSI, PS Partners VI Merger Co., Inc. and the Partnership, dated as of April 12, 2002 (the "Agreement and Plan of Reorganization"). Under the Agreement and Plan of Reorganization, each of the Partnership units held by the public limited partners will be converted into the right to receive a value of $546 in PSI common stock or, at the limited partner's election, in cash. The Agreement and Plan of Reorganization is subject to certain conditions and was filed with the Partnership's Current Report on Form 8-K dated April 15, 2002, and is referenced as Exhibit 1 hereto and is incorporated herein by this reference. Assuming satisfaction or waiver of the conditions to closing, the transaction would close in the third quarter.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

IMPAIRMENT OF LONG LIVED ASSETS

         Substantially all of the Partnership's assets consist of long-lived assets, primarily real estate. We evaluate our long-lived assets on a quarterly basis for indicators of impairment. When indicators of impairment are detected, we evaluate the recoverability of such long-lived assets. To the extent that the estimated future undiscounted cash flows are less than the respective book value, an impairment charge is recorded. The Partnership has determined at June 30, 2002 that no such impairments existed and, accordingly, no impairment charges have been recorded.

         Future events could cause us to conclude that our long-lived assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

ESTIMATED USEFUL LIVES OF LONG-LIVED ASSETS

         Substantially all of the Partnership's assets consist of depreciable, long-lived assets. We record depreciation expense with respect to these assets based upon their estimated useful lives. Any change in the estimated useful lives of those assets, caused by functional or economic obsolescense or other factors, could have a material adverse impact on our financial condition or results of operations.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001:

         Our net income for the three months ended June 30, 2002 was $895,000 compared to $971,000 for the three months ended June 30, 2001, representing a decrease of $76,000, or 7.8%. The decrease is primarily due to our share of lower property operations at the Mini Warehouse Properties.

Property Operations
-------------------

         Rental income for our wholly-owned mini-warehouse property was $159,000 compared to $166,000 for the three months ended June 30, 2002 and 2001, respectively, representing a decrease of $7,000 or 4.2%. Cost of operations (including management fees) increased by $1,000 or 1.7%, to $61,000 from $60,000 for the three months ended June 30, 2002 and 2001, respectively. Accordingly, for our wholly-owned mini-warehouse property, property net operating income decreased by $8,000 or 7.5%, from $106,000 to $98,000 for the three months ended June 30, 2001 and 2002, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $840,000 in the three months ended June 30, 2002 as compared to $929,000 during the three months ended June 30, 2001, representing a decrease of $89,000 or 9.6%. The decrease is primarily due to our share of lower property operations at the real estate facilities that we have an interest in.

Interest Income
---------------

         Interest income increased by $2,000 or 5.0%, from $40,000 for the three months ended June 30, 2001 to $42,000 for the three months ended June 30, 2002.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization remained stable at $36,000 for the three months ended June 30, 2001 and 2002, respectively.

Administrative
--------------

         Administrative expense decreased by $19,000 or 27.9%, from $68,000 for the three months ended June 30, 2001 to $49,000 for the three months ended June 30, 2002.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001:

         Our net income for the six months ended June 30, 2002 was $1,988,000 compared to $1,927,000 for the six months ended June 30, 2001, representing an increase of $61,000 or 3.2%. The increase is primarily due to the Partnership's share ($120,000) of a gain on disposition of real estate recorded by PS Business Parks, partially offset by our share of lower property operations at the Mini Warehouse Properties.

Property Operations
-------------------

         Rental income for our wholly-owned mini-warehouse property was $320,000 compared to $325,000 for the six months ended June 30, 2002 and 2001, respectively, representing an decrease of $5,000 or 1.5%. Cost of operations (including management fees) increased by $1,000 or 0.8%, to $125,000 from $124,000 for the six months ended June 30, 2002 and 2001, respectively. Accordingly, for our wholly-owned mini-warehouse property, property net operating income decreased by $6,000, or 3.0%, from $201,000 to $195,000 for the six months ended June 30, 2001 and 2002, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $1,891,000 in the six months ended June 30, 2002 as compared to $1,807,000 during the six months ended June 30, 2001, representing an increase of $84,000 or 4.6%. The increase is primarily due to the Partnership's share ($120,000) of a gain on disposition of real estate recorded by PS Business Parks, partially offset by our share of lower property operations at the real estate facilities that we have an interest in.

Interest Income
---------------

         Interest income decreased by $12,000, or 13.8%, from $87,000 for the six months ended June 30, 2001 to $75,000 for the six months ended June 30, 2002.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization decreased by $1,000, or 1.4%, from $72,000 to $71,000 for the six months ended June 30, 2001 and 2002, respectively.

Administrative
--------------

         Administrative expense increased by $6,000 or 6.3%, from $96,000 for the six months ended June 30, 2001 to $102,000 for the six months ended June 30, 2002.

SUPPLEMENTAL PROPERTY DATA
--------------------------

         Most of our net income is from our share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate our operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001:

         Rental income for the Mini-Warehouse Properties was $3,160,000 compared to $3,295,000 for the three months ended June 30, 2002 and 2001, respectively, representing an decrease of $135,000 or 4.1%. The decrease in rental income is primarily attributable to a decrease in average occupancy rates at the Mini-Warehouse Properties. The annual average realized rent per square foot for the Mini-Warehouse Properties was $8.90 compared to $8.76 for the three months ended June 30, 2002 and 2001, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties decreased from 89% to 85% for the three months ended June 30, 2001 and 2002, respectively. Cost of operations (including management fees) increased by $23,000 or 1.8%, to $1,300,000 from $1,277,000 for the three months ended June 30, 2002 and 2001, respectively. Accordingly, for the Mini-Warehouse Properties, property net operating income decreased by $158,000 or 7.8%, from $2,018,000 to $1,860,000 for the three months ended June 30, 2001 and 2002, respectively.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001:

         Rental income for the Mini-Warehouse Properties was $6,371,000 compared to $6,473,000 for the six months ended June 30, 2002 and 2001, respectively, representing a decrease of $102,000 or 1.6%. The decrease in rental income is primarily attributable to a decrease in average occupancy rates at the Mini-Warehouse Properties. The annual average realized rent per square foot for the Mini-Warehouse Properties was $9.05 compared to $8.69 for the six months ended June 30, 2002 and 2001, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties decreased from 89% to 84% for the six months ended June 30, 2001 and 2002, respectively. Cost of operations (including management fees) increased by $16,000 or 0.6%, to $2,526,000 from $2,510,000 for the six months ended June 30, 2002 and 2001, respectively. Accordingly, for the Mini-Warehouse Properties, property net operating income decreased by $118,000, or 3.0%, from $3,963,000 to $3,845,000 for the six months ended June 30, 2001 and 2002, respectively.

Liquidity and Capital Resources
-------------------------------

         We have adequate sources of cash to finance operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations and distributions from real estate entities ($2,373,000 for the six months ended June 30, 2002) has been sufficient to meet all our current obligations.

         During 2002, we do not anticipate incurring significant costs for capital improvements for our wholly-owned property. Total capital improvements for the six months ended June 30, 2002 with respect to this property was $19,000.

         We paid distributions to the limited and general partners totaling $2,140,000 ($14.27 per unit) and $262,000, respectively, during the first six months of 2002. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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

Item 6   Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      The following Exhibits are included herein:

                  (1)      Certification of CEO and CFO Pursuant to 18 U.S.C.
                           Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)     Reports on Form 8-K

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


                            DATED:  August 14, 2002



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